Form 10-Q
period 1996-03-31
INFOAMERICA INC
filed 1996-08-27
CIK 760497

Page 7


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarter Ended                   Commission File Number

    March 31, 1996                                  0-13338

                       INFOAMERICA, INC.
                   2600 Canton Court, Suite G
                  Fort Collins, Colorado 80525
                   Telephone:  (970) 221-5599


        Colorado                                    84-0853869

(State of Incorporation)                  (I.R.S. Employer
                                 Identification No.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x          No

     As of March 31, 1996, Registrant had 3,351,481 shares of its $0.025 par value common stock outstanding. An additional 400,699 shares have been authorized but not issued as of March 31, 1996. After issuing these 400,699 shares, the number of outstanding shares will total 3,752,180.
                              BALANCE SHEETS
                              March 31, 1996


3/31/96
                                        Unaudited       12/31/95
ASSETS

Current Assets
 Cash                                $     31821           $    48878
 Trade Accounts Receivable                  15135               59557
 Officers Accounts Receivable             4000              10000
    TOTAL CURRENT ASSETS                   50956               118435

Property and Equipment
 Furniture and Fixtures                    35344                35344
 Computer Equipment                        59600                59600

                                           94944                94944

 Less Accumulated Depreciation             (70044)             (69126)

Deposits                                    1,598                1,598

    TOTAL ASSETS                     $     77454           $   145851
                                    ============          ===========
Liabilities and Stockholders' Equity
 Accounts Payable                           3291                49659
 Salaries Payable                            589                 3213
 Customer Deposits                         40000                92467
 Accrued Bonuses & Expenses Due Officers   48653                48653
  Convertible Notes Payable                    15000                15000
  Current Capital Leases                        1041                 2268
  Accrued Profit Sharing                       20663                20663
  Accrued Interest                             34066                31428
 Deferred Revenue                          15000                15000

    TOTAL CURRENT LIABILITIES             178303               278351

Convertible Notes Payable                   50000                50000

Stockholders' Equity
 Common Stock, $.025 Par Value
Authorized--900,000,000 shares;
    shares issued & O/S                    83784                83784
 Additional Paid-In Capital              1974738              1974738
 Accumulated Deficit                    (2208801)            (2240452)
    Deferred Compensation                   (570)              (570)


    TOTAL STOCKHOLDERS' EQUITY           (150849)            (182500)

    TOTAL LIABILITIES &              $     77454          $    145851
        & STOCKHOLDERS' EQUITY       ============         ===========
                            INFOAMERICA, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS

            For the Three Months Ended March 31, 1996 and 1995

                               (Unaudited)

                                For the QTR  For the QTR     12 Months
                                end 3/31/95  end 3/31/96  end 12/31/95

Software Sales                       92,841       186127       447,709

Equipment Sales                       6,627            0        22,665

Consulting and other sales            2,625         1600        14,906
                                 __________   __________    __________

    TOTAL INCOME                    102,093       187727       485,280
                                 ==========   ==========    ==========

Expenses
    Cost of Eq. Sold                  1,658            0        19,206

    Sales Promotion and
       Advertising                      439         1207             -

    General & Admin.                129,805       154869       447,317
                                 __________   __________    __________

    TOTAL EXPENSES                  131,902       156076       466,523
                                 __________   __________    __________

Net Income (Loss)                  (29,809)        31651       (2,403)
                                 ==========   ==========    ==========

Net Income (Loss) Per Share           (.01)          .01           (*)

Weighted Average                  3,538,180    3,752,180     3,752,180
                            INFOAMERICA, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the 3 months ended March 31, 1996

                               (Unaudited)

                                                 Additional
                             Common Stock         Paid-In     Accumulated
                          Shares      Amount      Capital       Deficit

Balance, December 31,
  1995                  3,752,180    $83,784    $1,974,738   ($2,240,452)

Gain for the 3
  months ended
  March 31, 1996              ---        ---           ---        $31,651

Balances,
  March 31, 1996        3,752,180    $83,784    $1,974,738   $(2,208,801)
                        =========    =======    ==========   ============

                            INFOAMERICA, INC.

                         STATEMENT OF CASH FLOWS

              For the 3 months ended March 31, 1995 and 1996
                               (Unaudited)


                                                1996           1995

Cash flows from operating activities:
 Net income (loss)           $ 31,651        $ (29,809)

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
 Depreciation and amortization                   918            5,208
 (Increase) decrease in trade accounts
     receivable                                50,422           26,179
 Increase (decrease) in accounts payable       (46,368)           (306)
 Decrease in salaries payable                  (2,624)              ---
 Increase (decrease) in accrued liabilities      2,638           2,638
             Decrease            in            customer            deposits
(52,467)                                     ---
       Total Adjustments                     (47,481)            33,719

     Net Cash Used in Operations              (15,830)            3,910

Cash flows from investing activities:
 Proceeds from sale of fixed assets                ---             ---
 Purchases of property and equipment               ---         (3,140)

     Net Cash Used in Investing Activities         ---         (3,140)

Cash flows from financing activities:
 Payments on lease                              (1227)         (1,049)

     Net Cash Used in Financing Activities      (1227)         (1,049)

Net Decrease in Cash                           (17,057)            (278)

Cash Balance at Beginning of Period             48,878           64,032

Cash Balance at End of Period                $  31,821       $   63,754
                                             =========        =========
                       INFOAMERICA, INC.

            NOTES TO UNAUDITED FINANCIAL STATEMENTS

                         March 31, 1996

      1.  Basis of Presentation

           The  balance  sheet  at  March  31,  1996,  and  the  statements of operations and cash flows for the three months ended March 31, 1995 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996, and the results of
operations   and  cash  flows  for  the  periods  ended  March   31,   1995
and 1996.

            The   financial  statements  have  been  prepared  on  a  going
concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at March 31, 1996, the Company has a working capital deficit of $127,317 and a stockholders' deficit of $150,849. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

            The Company intends to pursue the fast food industry during 1996 in an effort to establish pilot programs with major chain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

            The   financial  statements  do  not  include  any  adjustments
that   might  be  necessary  should  the  Company  be  unable  to  continue as a going concern.

      2.  Income Taxes

            No  provision  for  income  taxes  is  required  at  March  31,
1995  and  1996  because,  in  management's  opinion,  the  effective   tax
rate for the year will be zero.

      3.  Net Income (Loss) per Share

            Net   income  (loss)  per  share  is  based  on  the   weighted
average   number  of  shares  of  common  stock  outstanding   during   the
three month period ended March 31, 1995 and 1996.
  I. CHANGES IN FINANCIAL CONDITION

       Working Capital improved during the first three months of 1996 due exclusively to the Company's $31,651 profit from operations. It is anticipated that the Company's financial condition will stabilize during the balance of 1996 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II.     RESULTS OF OPERATIONS

     Revenues:

            1st   Quarter  1995  vs.  1996:   1996  first  quarter  results
increased 84% from 1995 levels as 1996 first quarter results included payment for a major consulting project started in fourth quarter 1995.

     Expenses:

            1st   Quarter  1995  vs.  1996:   1996  year-to-date   expenses
increased 18% from 1995 levels due to increased manning, greater outside consulting services as well as higher salaries. The
Company experienced increased activity associated with a major product enhancement requested by a key customer.

     Income:

            1st   Quarter   1995   vs.  1996:   1996  year-to-date   profit
increased $61,460 over 1995 levels reflecting increased revenues.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

          A.   Exhibits -- None

                           SIGNATURES

       Pursuant  to  the  requirements  of  the  Securities  Exchange   Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFOAMERICA, INC.


        Date:                                                 /s/      Paul
F.Knight
                                   Paul F. Knight, President and
                                      Chief Financial Office