Form 10-Q
period 1996-06-30
INFOAMERICA INC
filed 1996-08-27
CIK 760497

Page 2


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For the Quarter Ended                   Commission File Number

    June 30, 1996                               0-13338

                       INFOAMERICA, INC.
                   2600 Canton Court, Suite G
                  Fort Collins, Colorado 80525
                   Telephone:  (970) 221-5599

        Colorado                                    84-0853869

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

Yes    x          No

     As of June 30, 1996, Registrant had 3,351,481 shares of its $0.025 par value common stock outstanding. An additional 400,699 shares have been authorized but not issued as of June 30, 1996. After issuing these 400,699 shares, the number of outstanding shares will total 3,752,180.
                              BALANCE SHEETS
                              June 30, 1996


6/30/96
                                        Unaudited            12/31/95
 ASSETS
Current Assets
 Cash                                $     11699           $    48878
 Trade Accounts Receivable                   7500               59557
    Officers Accounts Receivable          4000              10000
    TOTAL CURRENT ASSETS                   23199               118435
Property and Equipment
 Furniture and Fixtures                    35344                35344
 Computer Equipment                        63305                59600

                                           98649                94944
 Less Accumulated Depreciation             (71022)             (69126)
Deposits                                    1,598                1,598
    TOTAL ASSETS                     $     54424           $   145851
                                    ============          ===========
Liabilities and Stockholders' Equity
 Accounts Payable                           7974                49659
 Salaries Payable                              0                 3213
 Customer Deposits                         40000                92467
 Accrued Bonuses & Expenses Due Officers   48653                48653
                 Convertible               Notes               Payable
15000                                        15000
       Current     Capital     Leases                              437
2268
  Accrued Profit Sharing                        20663                20663
  Accrued Interest                             36704                31428
 Deferred Revenue                          15000                15000

    TOTAL CURRENT LIABILITIES             184431               278351

Convertible Notes Payable                   50000                50000
Stockholders' Equity
 Common Stock, $.025 Par Value
Authorized--900,000,000 shares;
    shares issued & O/S                    83784                83784
 Additional Paid-In Capital              1974738              1974738
 Accumulated Deficit                    (2239959)            (2240452)
    Deferred Compensation                   (570)              (570)

    TOTAL STOCKHOLDERS' EQUITY           (182007)            (182500)
    TOTAL LIABILITIES &              $     54424          $    145851
        STOCKHOLDERS EQUITY          ============         ===========
                            INFOAMERICA, INC.

                         STATEMENT OF OPERATIONS

             For the Six Months Ended June 30, 1996 and 1995

                               (Unaudited)

                     For the Qtr.  For the Qtr.  For the 6    For the 6
                        Ended         Ended      Mos. Ended   Mos. Ended
                       6/30/96       6/30/95       6/30/96      6/30/95

Software Income                    161652         72489       347779165330

Interest                              89                            289
402                        489

Miscellaneous                     4250                          4540
5536                   13593


    TOTAL INCOME    $    165991                   $    77318
$  353718             $   179412
                     ===========   ===========   ==========   ==========

Expenses

  Sales Promotion
    & Advertising                   927                            3840
2134                             4278

 General & Admin.              196221                       129760
351090                   261225



    TOTAL EXPENSES $  197148                    $  133600                 $
353224                 $  265503


Net Income (Loss)          $ (31158)                     $ (56282)
$ 493                   $ (86091)
                             ========              ==========
==========                  ==========

Net Income (Loss)
    Per Share          $   .000                         $   (.001)
$  .000                   $   (.024)
               ==========                =============        ==========
=======

Weighted Avg. Shares     3538180                         3538180
3538180                    3538180
                                        INFOAMERICA, INC.

                                     STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY

                                      For the 6 months ended June 30, 1996

                                                     (Unaudited)

                                                               Additional
                             Common Stock         Paid-In     Accumulated
                          Shares      Amount      Capital       Deficit

Balance, December 31,
  1995                  3,752,180    $83,784    $1,974,738   ($2,240,452)

Gain for the 6
  months ended
  June 30, 1996               ---        ---           ---           $493

Balances,
  June 30, 1996         3,752,180    $83,784    $1,974,738    $(2,239959)
                        =========    =======    ==========   ============

                            INFOAMERICA, INC.

                         STATEMENT OF CASH FLOWS

              For the 6 months ended June 30, 1996 and 1995

                               (Unaudited)


                                                1995           1996

Cash flows from operating activities:
 Net income (loss)$ (86,091)                      $     493

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
 Depreciation and amortization                10,416             1896
 (Increase) decrease in trade accounts
     receivable
20,795                           52057
 (Increase) decrease in other current assets
1,345                              6000
 Increase (decrease) in accounts payable       (5,092)          (41685)
 Decrease in salaries payable                  (2,650)           (3213)
 Increase (decrease) in accrued liabilities     3,136              3445
 Decrease in customer deposits
- -                           (52467)
     Total Adjustments                         36,790          (33967)

     Net Cash Used in Operations              (47,956)          (33474)

Cash flows from investing activities:
 Proceeds from sale of fixed assets                ---             ---
 Purchases of property and equipment           (3,140)           (3705)

     Net Cash Used in Investing Activities     (3,140)           (3705)

Cash flows from financing activities:
 Payments on notes payable                         ---             ---

     Net Cash Used in Financing Activities         ---             ---

Net Decrease in Cash                           (51,095)          (37179)

Cash Balance at Beginning of Period             64,032            48878

Cash  Balance  at End of Period                $  12,937         $    11699
                       INFOAMERICA, INC.

            NOTES TO UNAUDITED FINANCIAL STATEMENTS

                         June 30, 1996


      1.  Basis of Presentation

            The  balance  sheet  at  June  30,  1996,  and  the  statements
of   operations  and  cash  flows  for  the  six  months  ended  June   30,
1995 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1995 and 1996.

            The   financial  statements  have  been  prepared  on  a  going
concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at June 30, 1996, the Company has a working capital deficit of $161,232 and a stockholders' deficit of $182,007. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

      2.  Income Taxes

            No   provision  for  income  taxes  is  required  at  June  30,
1995  and  1996  because,  in  management's  opinion,  the  effective   tax
rate for the year will be zero.

      3.  Net Income (Loss) per Share

            Net   income  (loss)  per  share  is  based  on  the   weighted
average   number  of  shares  of  common  stock  outstanding   during   the
three month period ended June 30, 1995 and 1996.

I.   CHANGES IN FINANCIAL CONDITION

       Working Capital remained unchanged during the first siix months of 1996 due exclusively to the Company's breakeven performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1996. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II.     RESULTS OF OPERATIONS

     Revenues:

            1st   Half   1995   vs.   1996:   1996   first   half   results
increased 97% from 1995 levels as 1996 first half results included payment for a major consulting project started in fourth quarter 1995.

     Expenses:

            1st   Half   1995   vs.   1996:   1996  year-to-date   expenses
increased 33% from 1995 levels due to increased manning, greater outside consulting services as well as higher salaries. The
Company experienced increased activity associated with a major product enhancement requested by a key customer.

     Income:

            1st   Half   1995   vs.   1996:    1996   year-to-date   profit
increased $86,584 over 1995 levels reflecting increased revenues.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

          A.   Exhibits -- None
                           SIGNATURES

       Pursuant  to  the  requirements  of  the  Securities  Exchange   Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFOAMERICA, INC.


  Date:
                                   Paul F. Knight, President and
                                      Chief Financial Office