Form 10-Q
period 1996-09-30
INFOAMERICA INC
filed 1996-11-14
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-Q


           Quarterly Report Under Section 13 or
             15(d) of The Securities Exchange
             Act of 1934

For the Quarter Ended                      Commission

File

Number

    September 30, 1996

0-

13338

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

Yes    x          No

     As of September 30, 1996, Registrant had 3,351,481 shares of its $0.025 par value common stock outstanding. An additional 400,699 shares have been authorized but not issued as of September 30, 1996. After issuing these 400,699 shares, the number of outstanding shares will total 3,752,180.
                              BALANCE SHEETS
                            September 30, 1996


                              9/30/96
                             Unaudited        12/31/95
 ASSETS
Current Assets
Cash                        $     9494         $48878
 Trade Accounts Receivable       33046          59557
    Officers Accounts Receivable     0          10000
    TOTAL CURRENT ASSETS         42540         118435
Property and Equipment
 Furniture and Fixtures          35344          35344
  Computer Equipment             64022          59600
                                 99366          94944
 Less Accumulated Depreciation  (71770)        (69126)
Deposits                         1,598          1,598
    TOTAL ASSETS                $71534        $145851

Liabilities and Stockholders' Equity
 Accounts Payable                11749          49659
 Salaries Payable                    0           3213
 Customer Deposits               40000          92467
 Accrued Bonuses & Expenses
   Due Officers                  48653          48653
 Convertible Notes Payable       15000          15000
 Current Capital Leases              0           2268
 Accrued Profit Sharing          20663          20663
 Accrued Interest                29234          31428
 Deferred Revenue                15000          15000

    TOTAL CURRENT LIABILITIES   180299         278351


Convertible Notes Payable        50000          50000
Stockholders' Equity
 Common Stock, $.025 Par Value
  Authorized--900,000,000 shares;
  shares issued & O/S            83784          83784
 Additional Paid-In Capital    1974738        1974738
 Accumulated Deficit          (2216717)      (2240452)
  Deferred Compensation           (570)          (570)

    TOTAL STOCKHOLDERS' EQUITY (158765)       (182500)
    TOTAL LIABILITIES &         $71534        $145851
       STOCKHOLDERS EQUITY   ===========   ===========
                         INFOAMERICA, INC.
                     STATEMENT OF OPERATIONS

          For the Nine Months Ended September 30, 1996 and 1995

                               (Unaudited)

                 For the Qtr. For the Qtr.  For the 9     For the 9
                     Ended       Ended      Mos. Ended    Mos.Ended
                   9/30/96      9/30/95      9/30/96       9/30/95

Software Income     167796      100516        515575        265846

Interest                12          25           415           514

Miscellaneous        25346        7144         30882         20737

    TOTAL INCOME   $193154     $107685       $546872       $287097

Expenses

 Sales Promotion
  & Advertising        585        1176          2720          5455
 General & Admin.   169328      137275        520418        393523


    TOTAL EXPENSES $169913     $138451       $523137       $403953


Net Income (Loss)   $23242     $(30766)       $23734      $(116856)

Net Income (Loss)
    Per Share        $.000      $(.009)        $.000        $(.033)

Weighted Avg.
 Shares            3752180     3538180       3752180       3538180
                            INFOAMERICA, INC.

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For the 9 months ended September 30, 1996


                               (Unaudited)

                                         Additional
                       Common Stock        Paid-In       Accumulated
                     Shares     Amount     Capital        Deficit

Balance, December 31,
  1995              3,752,180   $83,784   $1,974,738    ($2,240,452)

Net gain for the 9
  months ended
  September 30,
  1996                   ---        ---          ---        $23,734

Balances,
September 30,
 1996               3,752,180   $83,784   $1,974,738    ($2,216,717)



                           INFOAMERICA, INC.
                         STATEMENT OF CASH FLOWS
            For the 9 months ended September 30, 1995 and 1996
                               (Unaudited)




                                            1995      1996

Cash flows from operating activities:
Net income (loss)                        $(86,091)  $23,734

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
 Depreciation and amortization             10,416     2,844
 (Increase) decrease in trade accounts
  receivable                               20,795     26511
 (Increase) decrease in other current
  assets                                    1,345    10,000
 Increase (decrease) in accounts payable   (5,092)  (37,910)
 Decrease in salaries payable              (2,650)   (3,213)
 Increase (decrease) in accrued
  liabilities                               3,136    (2,268)
Decrease in customer deposits                  --    52,467

     Total Adjustments                     36,790   (56,503)

     Net Cash Used in Operations          (47,956)  (32,769)

Cash flows from investing activities:
 Proceeds from sale of fixed assets           ---       ---
Purchases of property and equipment        (3,140)   (4,422)

     Net Cash Used in Investing Activities (3,140)   (4,422)

Cash flows from financing activities:
Interest Payments                             ---    (2,194)

     Net Cash Used in Financing Activities    ---    (2,194)

Net Decrease in Cash                      (51,095)  (39,385)

Cash Balance at Beginning of Period        64,032    48,878

Cash Balance at End of Period           $  12,937    $9,494

                       INFOAMERICA, INC.
            NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       September 30, 1996

1.  Basis of Presentation

The balance sheet at September 30, 1996, and the statements of operations and cash flows for the nine months ended September 30, 1995 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1995 and 1996.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at September 30, 1996, the Company has a working capital deficit of $137,759 and a stockholders' deficit of $158,765. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company intends to pursue the fast food industry during 1996 in an effort to establish pilot programs with majorchain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


2.  Income Taxes
No provision for income taxes is required at September 30, 1995 and 1996 because, in management's opinion, the effective tax rate for the year will be zero.

3.  Net Income (Loss) per Share

Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the nine month period ended September 30, 1995 and 1996.

I.   CHANGES IN FINANCIAL CONDITION

     Working Capital increased slightly during the first nine months of 1996 due exclusively to the Company's $23,734 gain from operations. It is anticipated that the Company's financial condition will stabilize during the balance of 1996 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

II.  RESULTS OF OPERATIONS

     Revenues:

                                   YTD 1995 vs. 1996:  1996 nine month
results increased 90.5% from 1995 levels as revenues from one of the Company's major customers increased dramatically from 1995 levels. The Company anticipates that revenues from this customer will stabilize or slightly decline during the balance of 1996 compared to 1995.

     Expenses:


          YTD 1995 vs. 1996: 1996 year-to-date expenses increased 29.5% from 1995 levels due to increased manning, greater outside consulting services as well as higher salaries.

     Income:

          YTD 1995 vs. 1996: 1996 year-to-date gain represents a $140,590 increase compared to 1995 levels reflecting increased revenues.





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


                                     Chief Financial Officer