Form 10-Q/A
period 1996-09-30
INFOAMERICA INC
filed 1997-04-29
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                          FORM 10-Q/A


           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934




For the Quarter Ended September 30, l996     Commission File
Number 0-13338

                       INFOAMERICA, INC.
                   2600 Canton Court, Suite G
                  Fort Collins, Colorado 80525
                   Telephone:  (970) 221-5599



        Colorado                                        84-0853869

(State of Incorporation)                 (I.R.S. EmployerIdentification No.)




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

                              BALANCE SHEETS
                            September 30, 1996


                                        9/30/96
                                        Unaudited            12/31/95
 ASSETS
Current Assets
 Cash                                 $     9494           $    48878
 Trade Accounts Receivable                 33046                59557
    Officers Accounts Receivable               0                10000
    TOTAL CURRENT ASSETS                   42540               118435
Property and Equipment
 Furniture and Fixtures                    35344                35344
 Computer Equipment                        64022                59600

                                           99366                94944
 Less Accumulated Depreciation            (71770)              (69126)
Deposits                                   1,598                1,598
    TOTAL ASSETS                     $     71534           $   145851
                                    ============          ===========
Liabilities and Stockholders' Equity
 Accounts Payable                          11749                49659
 Salaries Payable                              0                 3213
 Customer Deposits                         40000                92467
 Accrued Bonuses & Expenses Due Officers   48653                48653

 Convertible Notes Payable                 15000                15000
 Current Capital Leases                        0                 2268
  Accrued Profit Sharing                   20663                20663
  Accrued Interest                         29234                31428
 Deferred Revenue                          15000                15000

    TOTAL CURRENT LIABILITIES             180299               278351

Convertible Notes Payable                  50000                50000
Stockholders' Equity
 Common Stock, $.025 Par Value
Authorized--900,000,000 shares;
    shares issued & O/S                    83784                83784
 Additional Paid-In Capital              1974738              1974738
 Accumulated Deficit                    (2216717)            (2240452)
    Deferred Compensation                   (570)              (570)

    TOTAL STOCKHOLDERS' EQUITY           (158765)            (182500)
    TOTAL LIABILITIES &              $     71534          $    145851
        STOCKHOLDERS EQUITY          ============         ===========



                             INFOAMERICA, INC.

                         STATEMENT OF OPERATIONS

          For the Nine Months Ended September 30, 1996 and 1995

                               (Unaudited)

                    For the Qtr.  For the Qtr.  For the 9     For the 9
                        Ended         Ended     Mos. Ended     Mos. Ended
                       9/30/96       9/30/95     9/30/96        9/30/95

Software Income         167796       100516      515575         265846

Interest                    12           25         415            514

Miscellaneous            25346         7144       30882          20737

    TOTAL INCOME    $   193154       107685   $  546872     $   287097
                     ===========   ===========   ==========   ==========
Expenses

  Sales Promotion
    & Advertising          585         1176        2720           5455

 General & Admin.       169328       137275      520418         393523


    TOTAL EXPENSES   $  169913    $  138451   $  523137      $  403953


Net Income (Loss)      $ 23242     $ (30766)      23734      $ (116856)
                       ========    ==========  ==========     =========

Net Income (Loss)
    Per Share         $   .000     $  (.009)     $ .000      $   (.033)
                    ==========   =============   ==========     =======

Weighted Avg. Shares   3752180      3538180     3752180        3538180


                            INFOAMERICA, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For the 9 months ended September 30, 1996


                               (Unaudited)

                                                 Additional
                             Common Stock         Paid-In     Accumulated
                          Shares      Amount      Capital       Deficit

Balance, December 31,
  1995                 3,752,180     $83,784    $1,974,738   ($2,240,452)

Net gain for the 9
  months ended
  September 30, 1996         ---        ---           ---        $23,734

Balances,
  September 30, 1996   3,752,180    $83,784    $1,974,738   ($2,216,717)
                       =========    =======    ==========   ============



                            INFOAMERICA, INC.
                         STATEMENT OF CASH FLOWS

            For the 9 months ended September 30, 1995 and 1996

                               (Unaudited)


                                                1995           1996

Cash flows from operating activities:
 Net income (loss)                          $ (86,091)         $23,734

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
 Depreciation and amortization                 10,416            2,844
 (Increase) decrease in trade accounts
     receivable                                20,795            26511
 (Increase) decrease in other current assets    1,345           10,000
 Increase (decrease) in accounts payable       (5,092)         (37,910)
 Decrease in salaries payable                  (2,650)          (3,213)
 Increase (decrease) in accrued liabilities     3,136           (2,268)
 Decrease in customer deposits                     --           52,467

     Total Adjustments                         36,790         (56,503)

     Net Cash Used in Operations              (47,956)         (32,769)

Cash flows from investing activities:
 Proceeds from sale of fixed assets               ---              ---
 Purchases of property and equipment           (3,140)          (4,422)

     Net Cash Used in Investing Activities     (3,140)          (4,422)

Cash flows from financing activities:
 Interest Payments                                ---           (2,194)

     Net Cash Used in Financing Activities        ---           (2,194)

Net Decrease in Cash                          (51,095)         (39,385)

Cash Balance at Beginning of Period            64,032           48,878

Cash Balance at End of Period               $  12,937        $   9,494
                                             =========        =========

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









ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

     A.   Exhibits.

          The following exhibits are filed with this report:

               Exhibit 27 -  Financial Data Schedule

     B. No reports on Form 8-K were filed during the quarter ending September 30, l996.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFOAMERICA, INC.


Date:  April 25, l997
                                   Paul F. Knight, President and
                                      Chief Financial Officer