Form 10KSB
period 1996-12-31
INFOAMERICA INC
filed 1997-05-08
CIK 760497

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 1996
Commission File Number 0-13338

                        INFOAMERICA, INC.

                Colorado                 84-0853869
          (State or other juris-        (IRS Employer
           diction of incorpora-        Identification
           No.) tion or organization)

                        2600 Canton Court
                             Suite G
                  Fort Collins, Colorado 80525
                         (970) 221-5599

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements
for the past 90 days. YES   [X]                 NO    [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for fiscal year 1996 were $732,345. The aggregate market value of the Registrant's voting stock held as of December 31, 1996 by nonaffiliates of the Registrant was $0.00.

As of December 31, 1996, Registrant had 3,542,981 shares of its $0.025 par value common stock outstanding. An additional 209,199 shares have been authorized but not issued as of December 31, 1996. After issuing these 209,199 shares, the number of outstanding shares will total 3,752,180.



                           PART I

ITEM 1.  BUSINESS

   (a)  General Development of Business.  InfoAmerica, Inc.
("Company") was incorporated under the laws of the state of Colorado on June 9, 1981. The Company operated as a Colorado general partnership from October, 1980 until its incorporation.


     Prior to 1986, the Company provided a unique advertising medium targeted at travelers, tourists and conventioneers.
From 1986 to 1989 the Company focused almost exclusively on the financial institution marketplace and made its software compatible with hardware available from major automated teller machine (ATM) vendors. Since 1990, the Company has devoted part of its resources to software consulting and the balance to the development and marketing of a product for the fast-food industry.

     (b) Financial Information About Industry Segments. Since inception the Company's revenues, operating profits and losses and identifiable assets have been attributable to one industry segment-the production, marketing, consulting and operation of touchscreen, interactive video information systems and software.

     (c) Narrative Description of Business. The Company's primary business has been the licensing of software to operate touch sensitive computer systems targeted for the fast food industry.

          (i)  Product, Marketing and Sales.

Product
   General. The current version of the Company's software has been designated as Touchware-4.0. The Touchware-4.0 software activates a Point of Sale (POS) terminal for use by either a clerk or a customer when a user touches the video monitor. Once a touch is made, the video monitor displays several options the user can select from, called a "menu".
Using a menu type approach, the user can view and select from a series of displays on the monitor. This allows users to move quickly from general categories to the specific information being sought. This process, from general to specific, is accomplished by a series of well organized menus controlled by the Touchware-4.0 software. The Touchware-4.0 software permits a user to have easy access to computer- based information as well as place orders in a retail environment. The Company believes that its software, coupled with touchscreen, color graphics based hardware, is simple to use and is considered
"user friendly".

     Benefits of the System. The Company believes that its software executing on a POS or Customer Activated Terminal
(CAT) allows fastfood clerks and customers to place their orders more accurately and faster compared to more traditional ordering methods. Additionally, with increases in the minimum wage, employee health care costs and difficulty in hiring qualified personnel, fast-food operators are searching for methods to improve the productivity of an increasingly expensive labor supply.

   CATs, in particular, seem to offer the benefit of handling the same or more customers without adding additional labor. Also, the CAT has provided the following benefits to fast-food operators: 1) improved customer satisfaction, and 2) perceived faster speed of service.

Marketing and Sales
    The Company developed the Touchware-4.0 software product to satisfy the needs of the fast-food industry. The Company has been marketing products directly to major chain fast food accounts. The Company's continued success will depend on its ability to market the Touchware-4.0 software to the fast-food industry. As of December 31, 1996, the Company has installations and pilots in progress within the fast-food industry. There is no assurance that the Company will be successful with its fastfood products nor that it will be able to successfully market these products to the fastfood industry.

     Exclusive Licensees.
     In May, 1993, the Company signed an exclusive licensing agreement with a major fast food chain to provide the Touchware 350 product(earlier version of Touchware 4.0).
This exclusive license lapsed on January 1, 1994.

     Other Marketing Arrangements.

          (i) Status of Product. As of December 31, 1996, the Company continues to pilot and develop the Touchware-4.0 software product for the fast-food industry.

          (ii)  Raw Materials.  Not applicable.

          (iii) Patents, Trademarks and Licenses. The Company filed a patent application for its Touchware 350 software technology during 1995. The Company has registered its trade names and service mark with the U.S. Patent and Trademark Office. The Company has received copyrights on its Touchware200 and 300 software products from the U.S. Copyright Office.

          (iv) Seasonality. The Company's business is not seasonal in nature.

        (v) Working Capital Items. The nature of the Company's business does not require that it carry significant amounts of inventory or that it be prepared to meet rapid delivery require ments of customers or that it provide extended payment terms to customers; and, therefore, such considerations do not mandate that the Company maintain a significant working capital position.

          (vi) Customer Dependence. In 1996, the Company received 99% of its total revenue from three customers.

          (vii)  Backlog of Orders.  The Company has no
backlog of orders.

          (viii) Government Contracts. No portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

          (ix) Competition. Many companies compete in the POS business although few compete in the CAT business. The Company expects that a number of competitors will be entering the CAT business in the next several years. Most of the competitors have much greater financial, marketing and technical resources than the Company. Other CAT competitors are expected to enter the business and compete directly with the Company as the potential size of the fast-food customer activated terminal market is realized. The business of the Company is relatively easy to enter with few barriers to entry. Although the Company considers that its CAT software operates the computer system more efficiently than software otherwise presently available, there is generally available other software which permits operation of computers using touch sensitive video screens. Therefore, it is probable that other companies will enter the business.

  The Company's ability to compete effectively against new entrants will depend on its ability to capitalize on its experience, current reputation, existing software and customer base.

          (xi)  Research and Development.  Product
enhancements were created in response to customer requests and are not classified as Research and Development.

        (xii)  Environmental Regulations.  Since its
inception, the Company has not made any material capital expenditures for environmental control facilities and the Company does not expect to make any such expenditures during the current or forthcoming fiscal year.

          (xiii) Employees. On December 31, 1996, the Company employed five persons on a full-time basis including its two corporate officers. The Company also utilizes, on a part-time basis, approximately 10 technical and management consultants who work with the Company on an as needed basis.

    (d)  Financial Information About Foreign and Domestic
Operations and Export Sales. The Company is not engaged in material operations in foreign countries and no material portion of sales is derived from customers of foreign countries.

ITEM 2.  PROPERTIES

        Since September 1985, the Company has leased approximately 2,000 square feet of office space in Fort
Collins, Colorado under a lease that expires November 1, 1999. The current monthly lease payment is $1,482.

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          (a) Market Information. On March 15, 1985 the Company completed a public offering of 160,000,000 shares of its common stock (on a reverse split basis, the shares offered were 640,000. The common stock has not traded since 1987 as there are no market makers for the shares.

          (b) Holders. As of December 31, 1995, the Company had approximately 799 shareholders of record.

          (c) Dividends. The Company has not declared cash dividends on its common stock since its inception. The
Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The following is selected financial information
concerning the Company.  This information should be read in
conjunction with the financial statements appearing elsewhere herein.
                             Year Ended December 31,
                         1996         1995        1994

Revenues             $732,345       $479,366    $485,280
Income(loss)           31,305       (128,119)     (2,403)
Income (loss)
 per common share         .01           (.04)        *
Total assets         $159,208       $145,851    $162,568
Long-term
obligations           $50,000        $50,000     $57,939
Working capital
     (deficit)      $(130,052)     $(159,916)   $(37,180)

* Less than $.01 per share.

Liquidity and Capital Resources.

     General.

   In 1990, the Company began developing a software product specifically targeted for the fast-food industry. The
Company's financial success in 1996 and beyond will depend on its ability to continue development of this product, Touchware-350, and customer acceptance.


     In May, 1993, the Company signed an exclusive licensing agreement with a major fast food chain to provide the Touchware 350 product to this customer. This exclusive license lapsed on January 1, 1994 when the licensee failed to make minimum monthly payments in October, November and December of 1993. Even though this customer has signed a licensing agreement, there is no assurance that the customer will license any software from the Company in the future.

     During 1996, the Company began development work on a new product for a major fast food chain. The arrangement with this customer involves a combination of development and licensing fees. The development fees from this customer allowed the Company to operate during 1996.

     The Company is continuing to pursue other chain business as well as raise additional capital in order to sustain and expand operations after completion of the development work described in the previous paragraph. There is no assurance that the Company will be successful in negotiating additional chain agreements or be able to raise sufficient funds to expand and/or sustain operations after the conclusion of this development work.

     During 1992 and 1993, the Company raised $15,000 in the form of long term convertible debt to help finance operations. The lenders loaned the Company a total of $15,000 in return for the right to either (a) convert the debt into 63,000 shares of the Company's outstanding common stock (which number of shares shall be increased by an amount equal to 1% of all the Company shares purchased by officers or directors of the Company by exercising existing stock options before conversion of the Note) or (b) convert the debt into 31,500 shares of the Company's outstanding common stock (which number of shares shall be increased by an amount equal to 1% of all the Company shares purchased by officers or directors of the Company by exercising existing stock options before conversion of the Note) and receive $25,000 in cash. Although the Company is hopeful that fund raising/revenue generating strategies will be successful, there is no assurance that success will be achieved.

1996 Review
     During 1996, the Company continued to devote its efforts to developing and piloting its POS and CAT products for the fast food industry. The Company's working capital position should stabilize in 1997 resulting primarily from ongoing product development and support contracts.

1995 Review
     During 1995, the Company continued to devote its efforts to developing and piloting its CAT product for the fast food industry, consulting contracts and development work on a new product for a major fast food chain.

   Capital Resources. As of December 31, 1996, the Company had no capital commitments.

Results of Operations

     1996 Compared to 1995

     Revenues.  Total revenues of $732,345 for 1996 increased
53% from 1995 levels due to major development contracts with a major fast food company.

     Expenses.  Total expenses excluding interest increased
15% from 1995 levels due to increased use of outside consulting services.

     1995 Compared to 1994

    Revenues.  Total revenues of $479,366 for 1996 declined
1.2% from 1994 levels.

     Expenses.  Total expenses including interest increased
24.5% from 1994 levels due to increased number of employees, greater outside consulting services as well as higher salaries.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the Financial Statements attached to and made a part of this report.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors.

     The name, position with the Company and the age of each officer and director, and the period during which each officer and director has served are as follows:

Name and Position                                Director
__________________            Age                 Since

Paul F. Knight                49                  1981
(President, Treasurer and
 Director)

Larry J. Salmen               49                  1981
(Vice President, Secretary
 and a Director)

Michael J. Scanlan            56                  1984
(Director)

     The executive officers of the Company are elected at the first meeting of the Company's Board of Directors held after each shareholder meeting. Each executive officer holds office until his successor is duly elected and qualified, until his resignation or until he is removed in the manner provided by the Company's Bylaws. The term of office of each director expires at the next annual meeting of shareholders.

     The following is a brief account of the business
experience during the past five years of each director and
executive officer:
                                 Principal Occupation
     Name                         During the Last Five Years

Paul F. Knight                Chairman of the Board and Treasurer
                              of the Company since July 1986;
                              President, Chief Executive
                              Officer and a director of the
                              Company since 1982.

Larry J. Salmen               Vice President and Secretary of
                              the Company since 1982; Director
                              of the Company since 1981.

Michael J. Scanlan            President and Chief Executive
                              Officer of SCANSCO Management
                              Company, Inc. which acts as a
                              parttime Chief Executive Officer
                              and/or Chief Financial Officer
                              for small entities, since March
                              1991; Independent consultant as
                              Scanlan & Associates from October
                              1990 to February 1991. Director,
                              and Executive Officer of Data
                              National, Inc., a consulting firm
                              from March 23, 1987 to October,
                              1990. Owner of Scanlan and
                              Associates, a management
                              consulting and accounting service
                              firm, since July 1981; Executive
                              officer of The Rockies Fund,
                              Inc., a publicly held venture
                              capital company, from August 1983
                              to March 1990; Director of TEAM
                              Marketing Group, Inc., Director
                              of First Denver Mortgage Company
                              and a Director of Newport
                              Associates.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows all compensation paid by the Company during the fiscal years ended December 31, 1996, 1995 and 1994 to all executive officers:

                  SUMMARY COMPENSATION TABLE

NAME AND  YEAR    SALARY    BONUS ($)    RESTRICTED   OPTIONS
PRINCIPAL           ($)                   STOCK       SARs(#)
POSITION                                  AWARDS
                                        ($)
--------- ----  ---------   --------     ----------   -------
Paul      1996  $84,061(1)         -           -         -
Knight    1995  $84,432(5)         -           -         -
CEO       1994  $78,500(3)         -           -         -
Larry     1996  $85,982(2)         -           -         -
Salmen    1995  $78,982(6)         -           -         -
COO       1994  $78,500(4)         -           -         -

     (1) All salaries were cash compensation except for $6,336 that was unpaid as of December 31, 1996.

   (2) All salaries were cash compensation except for $422 that was unpaid as of December 31, 1996.

     (3) All salaries were cash compensation except for $5,576 that was unpaid as of December 31, 1994.

     (4) All salaries were cash compensation except for $4,349 that was unpaid as of December 31, 1994.

     (5) All salaries were cash compensation except for $14,432 that was unpaid as of December 31, 1995.

     (6) All salaries were cash compensation except for $20,040 that was unpaid as of December 31, 1995.

Compensation Pursuant to Plans.

     In addition to the 1984 Incentive Stock Option Plan described below under Section (b)(4), the Company also has a 401K plan that was instituted in 1989. The basic elements of the Company's 401K plan are outlined below:

     1. Employee contributions are voluntary and participants may make discretionary nontax-deductible contributions.

     2. Employee participants may not make discretionary tax deductible contributions.

     3. The Company's contribution will be allocated among all eligible employees who are employed at the end of the Plan Year provided that the employee has completed 1,000 hours of service during the Plan Year. The employer shall also make a contribu tion for each participant who separated from employment during the Plan Year as a result of retirement, disability, death or termination upon completion of 1,000 hours of service. In the case of a topheavy Plan Year, the employer will make a contribu tion to all participants who are employed on the last day of the Plan Year regardless of the amount of hours worked.

     4. The employee may make personal salary reduction contributions to the plan in any amount up to 15% of annual compensation.

Options

     Although no formal plan exists, the Company has in the past and may in the future make grants of common stock to qualified employees as additional and incentive compensation. During 1991, the Company granted non-qualified options to the Company's officers and directors. To date, none of the options have been exercised. The following table presents further information concerning these options:

               Shares   Price  Grant     Expiration
                               Date         Date
Mr. Knight     100,000  $.09  10/1/91   September 30, 1997
Mr. Knight     100,000   .11  10/1/91   September 30, 1997
Mr. Knight     100,000   .13  10/1/91   September 30, 1999
Mr. Knight     100,000   .15  10/1/91   September 30, 2000
Mr. Salmen     100,000   .09  10/1/91   September 30, 1997
Mr. Salmen     100,000   .11  10/1/91   September 30, 1998
Mr. Salmen     100,000   .13  10/1/91   September 30, 1999
Mr. Salmen     100,000   .15  10/1/91   September 30, 2000
Mr Scanlan      20,000   .09  10/1/91   September 30, 1997
Mr Scanlan      20,000   .11  10/1/91   September 30, 1998
Mr Scanlan      20,000   .13  10/1/91   September 30, 1999
Mr Scanlan      20,000   .15  10/1/91   September 30, 2000

     During 1996, the Company issued 191,500 shares to five employees not including executive officers. These shares vest over a three to four year period based on the employee's continued employment with the Company.

Incentive Stock Option Plan.

     The Company grants options to key employees, including officers of the company (excluding any person who serves only as a director), pursuant to its 1984 Incentive Stock Option Plan. The plan was designed to comply with Section 422A of the Internal Revenue Code of 1954 as amended by the Economic Recovery Tax Act of 1981. The plan authorizes the granting of options to purchase up to 64,000 shares of the Company's $.025 par value common stock.

   The plan is administered by the Compensation Committee of the Board of Directors which may be composed of shareholders, chosen by the directors, who are not, and have not been during the past 12 months, employed by the Company. The Compensation Committee consists of Michael Scanlan, the outside director of the Company. The Compensation Committee has authority to set reasonable terms and conditions as to options granted under the plan, including requirements that the employees granted an option must remain employed for a specified time period.

    The plan also authorizes the Committee to grant stock appreciation rights in connection with options. Stock appreciation rights, if authorized by the Committee, would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon exercise date in paidup stock of the Company or in cash, depending upon the Committee's determination. Stock appreciation rights have not been granted in connection with any outstanding options and it is not presently intended that stock appreciation rights will be granted.

   No options to purchase any securities from the Company were granted to or exercised by any executive officer of the Company under the 1984 Incentive Stock Option Plan during the fiscal year ended December 31, 1996 and there were no outstanding options held by any executive officer on that date.

     Other Compensation.

   The Company pays each officer (Mr. Knight and Mr. Salmen) incidental compensation from time to time, consisting primarily of reimbursement for business-related activities on behalf of the Company. The aggregate of all such other compensation did not exceed 10% of the cash compensation reported for the fiscal year ended December 31, 1996.

     Compensation of Directors

     Standard Arrangements. In 1992, Mr. Scanlan was not paid for attending director meetings; however, he received a stock option entitling him to acquire up to 40,000 restricted shares at a per share price of $.038. In 1993, the board approved compensating Mr. Scanlan with 3,500 shares of restricted common stock for attending each board meeting, this totaled 28,000 shares during 1993 but has not been issued as of December 31, 1996. A total of 10,500 shares were approved but unissued to Mr. Scanlan in 1994.

    Other Arrangements. On November 24, 1992, the Board of Directors authorized the issuance of 800,000 shares of the Company's common stock to officers in lieu of compensation valued at $30,000 ($.038 per share). Since Mr. Knight and Mr. Salmen will each receive 400,000 shares (total of 800,000) on January 1, 1993, a forfeiture provision based on their continued employment was made part of this issuance.
On January 1, 1996, all these shares became fully vested.

    The Directors also authorized the issuance of two convertible notes in the amount of $25,000 each for compensation due officers but unpaid during 1992. These two notes were issued during 1994. Each note, can be converted into 657,894 shares of common stock ($.038 per share) or repaid in cash with interest. Each note has interest payable at the rate of 19% per annum.

    Additionally, the Board of Directors authorized on July 1, 1993 the issuance of 315,790 shares to the officers for previous expenses and salaries that were not paid in 1993 and 1992. Each officer was owed $6,000 in salaries and car allowance that was unpaid as of March 31, 1993. This total of $12,000 was converted into 315,790 shares of common stock at the conversion rate of $.038 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The following table shows as of December 31, 1996, the
shares of the Company's $.025 par value common stock
beneficially owned by each director of the Company, by all
the officers and directors as a group, and by each person
known to the Company who owns more than 5% of the Company's
common stock.
                         Amount of Beneficial
Name and Address           Ownership (1)        Percent of Class

Paul F. Knight              1,330,574(2)             33.7%
Larry J. Salmen             1,293,764(2)             32.8%
Michael Scanlan               208,000(2)              5.7%
All Officers and Directors
as a Group (Three Persons)  2,832,338(2)             64.0%
__________
(1) Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

(2) Includes presently exercisable options of 400,000 each to Messrs Knight and Salmen and 80,000 to Mr. Scanlan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Company granted stock options to officers and directors see Item 11 of this report. The Company also authorized the issuance of stock to officers and directors in lieu of compensation - see Item 11 of this report.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

     (a)(1)  Financial Statements:
     Index to Financial Statements
     Independent Auditor's Report
     Balance Sheet - December 31, 1995 and 1996
     Statement of Operations - for the Years Ended December
       31, 1995 and 1996
     Statement of Changes in Stockholders' Equity - for the
       years ended December 31, 1995 and 1996
     Statement of Cash Flows - for the Years Ended December
       31, 1995 and 1996
     Notes to Financial Statements

     (a)(2)  Schedules:

          none

     (b)  8-K Reports:

          none

     (c)  Exhibits:

          Exhibit 27 - Financial Data Schedule




                        INFOAMERICA, INC.
                  INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants          F-2
Balance Sheet - December 31, 1995 and 1996                  F-3
Statement of Operations - Years Ended December 31,
 1995 and 1996                                              F-5

Statement of Changes in Stockholders' Equity -
 Years Ended December 31, 1995 and 1996                     F-6

Statement of Cash Flows - Years Ended December 31,
 1995 and 1996                                              F-7

Notes to Financial Statements                               F-8





                               F-1



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
InfoAmerica, Inc.

We have audited the balance sheet of InfoAmerica, Inc. as of December 31, 1995 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoAmerica, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and at December 31, 1996, the Company has a working capital deficit of $130,052 and a stockholders' deficit of $149,532. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 19, 1997
Denver, Colorado                      CAUSEY DEMGEN & MOORE INC.

                               F-2


                        INFOAMERICA, INC.
                          BALANCE SHEET
                   December 3l, l995 and l996

                             ASSETS

                                                1995        1996
Current assets:
  Cash                                        $ 48,878    $34,201
  Accounts receivable:
    Trade, net of allowance for
      doubtful account of $-0-                 59,557      94,487
    Officers and employees                     10,000         --

      Total current assets                     118,435    128,688

Property and equipment, at cost:
  Furniture and fixtures                        35,344     35,344
  Computer equipment                            59,600     70,954

                                                94,944    106,298
    Less accumulated depreciation               69,126     77,376

      Net property and equipment                25,818     28,922

Other assets:
  Deposits                                       1,598      1,598

                                              $145,851   $159,208

                      See accompanying notes.
                               F-3


                        INFOAMERICA, INC.
                          BALANCE SHEET
                   December 3l, l995 and l996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               1995        1996
Current liabilities:
  Accounts payable                          $   49,659  $14,082
  Accrued salaries and payroll taxes             3,213    3,213
  Accrued interest (Note 2)                     31,428   42,373
  Accrued profit sharing plan
    contribution                                20,663   25,311
  Customer deposits                             92,467   82,250
  Accrued bonuses and expenses due
    officers                                    48,653   61,511
  Current portion of capital lease
    obligation                                   2,268       --
  Convertible notes payable (Note 3)            15,000   15,000
  Deferred revenue                              15,000   15,000

      Total current liabilities                278,351  258,740

Long-term liabilities:
  Convertible notes payable - officers
    (Note 2)                                    50,000   50,000

Commitments and contingencies
  (Notes 3, 6 and 7)

Stockholders' equity (deficit)
  (Notes 2 and 7):
    Preferred stock, $1 par value;
      5,000,000 shares authorized,
      none issued                                   --       --
    Common stock, $.025 par value;
      900,000,000 shares authorized,
      3,542,981 shares (3,351,481
      shares 1995) issued and outstanding       83,784      88,572
    Additional paid-in capital               1,974,738   1,977,228
    Accumulated deficit                     (2,240,452) (2,209,147)
    Deferred compensation                         (570)     (6,185)

      Total stockholders' equity (deficit)    (182,500)   (149,532)

                                            $  145,851  $159,208



                      See accompanying notes.
                                F-4


                         INFOAMERICA, INC.
                      STATEMENT OF OPERATIONS
          For the years ended December 3l, l995 and l996

                                                1995        1996
Revenues (Note 5):
  Software sales                             $ 458,629   $723,171
  Computer equipment sales                      13,379        --
  Consulting and other sales                     7,358      9,174

      Total revenues                           479,366    732,345

Operating costs and expenses:
  Cost of equipment sold                        10,294        --
  General and administrative
    (Note 8)                                   562,615    680,559
  Depreciation and amortization                 24,118      8,250

      Total operating costs and
        expenses                               597,027    688,809

      Income (loss) from operations          (117,661)     43,536

Other income (expense):
  Interest income                                  580        418
  Interest expense                            (11,038)    (12,649)

    Total other income (expense)              (10,458)    (12,231)

Net income (loss) (Note 4)                  $(128,119)   $ 31,305

Net income (loss) per share                  $    (.04)  $    .01


                      See accompanying notes.
                                F-5


                             INFOAMERICA, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the years ended December 3l, l995 and l996

                                       Additional               Deferred
                       Common Stock    paid-in    Accumulated   Compen-
                        Shares  Amount capital     deficit      sation

Balances, December 31,
   1994                3,351,481 $83,784  $1,974,738 $(2,112,333)  $(760)

Deferred compensation
  earned during 1995          -       -           -            -     190

Net loss for the year
  ended December 31,
  1995                          -       -           -     (128,119)   -

Balances, December 31,
  1995                3,351,481  83,784   1,974,738   (2,240,452)   (570)

Common stock issued
  as compensation to
  employees at $.038
  per share, subject
  to forfeiture (Note
  7)                    191,500  4,788        2,490                 (5,615)

Net income for
  the year ended
  December 31, 1996            -       -           -       31,305      -
Balances, December 31,
    1996              3,542,981 $88,572   $1,977,228  $(2,209,147)  $(6,185)

                          See accompanying notes.
                                    F-6

                         INFOAMERICA, INC.
                      STATEMENT OF CASH FLOWS
         For the years ended December 3l, l995 and l996

                                                1995        1996
Cash flows from operating activities:
  Net income (loss)                         $(128,119)    $31,305

  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operations:
      Depreciation and amortization             24,118      8,250
      Common stock issued for services               -      1,663
      Deferred compensation earned                 190         -
      Increase in trade accounts receivable    (2,916)    (34,930)
      (Increase) decrease in employee
        accounts receivable                   (10,000)     10,000
      Decrease in other current assets           1,345         -
      Increase (decrease) in accounts
        payable and accrued liabilities         61,695    (19,984)
      Increase in accrued bonuses and
        expenses due officers                   34,472     12,858
      Increase (decrease) in customer
        deposits                                20,167    (10,217)

        Total adjustments                      129,071    (32,360)

        Net cash provided by (used in)
          operations                               952     (1,055)

Cash flows from investing activities:
  Purchases of property and equipment         (10,986)    (11,354)

Cash flows from financing activities:
  Repayments of capital lease obligations      (5,122)     (2,268)

Net decrease in cash                          (15,156)    (14,677)

Cash balance at beginning of year               64,034     48,878

Cash balance at end of year                  $  48,878    $34,201

Supplemental cash flow information:
 The Company paid $1,439 and $1,704 for interest during the years ended December 31, 1995 and 1996, respectively.

Supplemental   disclosure  of  non-cash  investing  and
financing activities:
  During the year ended December 31, 1996, the Company's Board of
Directors approved the issuance of 191,500 shares of the Company's common stock for services valued at $7,278 of which $5,615 has been recorded as deferred compensation.

                      See accompanying notes.
                               F-7

                        INFOAMERICA, INC.
                NOTES TO FINANCIAL STATEMENTS
                  December 3l, l995 and l996

1.   Organization and summary of significant accounting policies
InfoAmerica, Inc. (the "Company") is in the business of developing and marketing software applications for touch-sensitive computer display systems primarily for national fast food chains.

Basis of presentation:
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 1996, the Company has a working capital deficit of $130,052 and a stockholders' deficit of $149,532. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. In addition, the Company has been pursuing debt and equity financing to support its fast food business strategy and intends to settle outstanding debt by the issuance of common stock, where possible. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue recognition policy:
Revenue from the sale of equipment and software systems is recognized upon delivery and installation of the system in situations where the Company has no significant obligations after the sale, or ratably over the term of the support agreement for the software portion of the sale where the Company has significant obligations after the sale.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         INFOAMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    December 3l, l995 and l996

1.  Organization and summary of significant accounting policies
   (continued)
Property and equipment:
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods over the assets' estimated useful lives of three to five years.

Software development costs:
Costs to develop and enhance software under contracts with third parties have been charged to expense as incurred.

Costs incurred to establish the technological feasibility of computer software to be sold are research and development costs, and charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized on the greater of the straight-line method over the remaining estimated economic life of the product or the estimate of current and future revenue for the related software product.

Income taxes:
The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Net income (loss) per share:
Net income (loss) per share of common stock is computed using the weighted average number of shares outstanding during each period. The net income (loss) per share includes the shares of common stock pending issuance as if the shares were outstanding for all of the periods presented and excludes shares issued which have not vested (the weighted average number of shares was approximately 3,549,000 and3,599,000 for 1995 and 1996, respectively).

Fair value of financial instruments:
The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value:

For cash, cash equivalents, accounts receivable - trade, and accounts receivable - officers and employees, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.


                        INFOAMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    December 3l, l995 and l996

1.  Organization and summary of significant accounting policies
   (continued)
The carrying amounts of the Company's notes payable and capitalized lease obligations approximate their fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Cash flows:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit, in the normal course of business, to its customers. The Company is directly affected by the well-being of three major customers, which accounted for approximately 99% of all revenue in 1996.

2.  Related party transactions
At December 31, 1992, the Company owed $84,800 in accrued bonuses and expenses to two officers of the Company. During January 1993, $34,800 of the obligations were satisfied by the issuance of 126,316 shares of the Company's common stock and 800,000 shares of the Company's common stock subject to forfeiture. The 800,000 shares of the Company's stock vests one-third for each year of continued employment commencing January 1, 1993.

During 1992, the Board of Directors authorized the issuance of convertible notes payable for the remaining $50,000 balance. During 1994, the Company issued $50,000 of convertible subordinated promissory notes to the two officers of the Company. Interest is payable quarterly at the rate of 19% per annum upon the attainment of certain financial goals or upon conversion of the notes into common stock of the Company. The notes are convertible at the option of the holder into 1,315,790 shares of common stock of the Company in the aggregate ($.038 per share) and are unsecured. The notes have a maturity date of January 1, 1996 and technically are in default. However, due to their subordination to other liabilities and the intent of the officers, the notes are considered long-term liabilities. As of December 31, 1995 and 1996, accrued but unpaid interest amounted to $28,500 and $38,000, respectively.


                        INFOAMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS
                   December 3l, l995 and l996

3.  Convertible notes payable
During July 1992, the Company borrowed an aggregate of $10,000 from two individuals. The notes bear interest at the rate of 7% per annum and all principal and accrued interest was due in July 1995. The notes are in default at December 31, 1995 and 1996. During June 1993, the Company borrowed $5,000 from an individual evidenced by a note bearing interest at 7% per annum maturing in June 1996 and the note is in default at December 31, 1996. Each of the three notes are secured by 21,000 shares of the Company's common stock plus accrued interest. The notes are convertible at the option of the lender into 21,000 shares of the Company's common stock each or, if the Company successfully completes a public offering of its common stock each of the notes are convertible at the option of the lender into (1) 21,000 shares of the Company's common stock plus accrued interest or (2) $25,000 plus accrued interest and 10,500 shares of the Company's common stock.

4.  Income taxes
No provision for income taxes is required for 1995 and 1996, since the Company has net operating loss carryforwards.

As of December 31, 1995 and 1996, total deferred tax assets, liabilities and valuation allowance are as follows:

                                            1995        1996
   Deferred tax assets                   $  31,200   $  28,300
   Deferred tax assets resulting
      from loss carryforward               365,700     359,400
   Valuation allowance                   (396,900)    (387,700)

                                         $       -   $       -

At December 31, 1996, the Company had a net operating loss for tax purposes of approximately $1,382,000 which, if not utilized, will expire as follows:
        December 31,
             2000                                 $  180,000
             2001                                    283,000
             2002                                    112,000
             2005                                    133,000
             2006                                    317,000
             2007                                    166,000
             2008                                     88,000
             2010                                    103,000

                                                  $1,382,000
                              F-11


                          INFOAMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     December 3l, l995 and l996

4.   Income taxes (continued)
The net operating loss for financial reporting purposes differs from that for tax purposes primarily due to differences in recording depreciation, the compensatory element of stock options, and common stock issued for services and extinguishment of debt.

5.  Major customers
The following table summarizes sales to major customers for the years ended December 31, 1995 and 1996, respectively.

                                               1995     1996
     Customer #1                               19%      84%
     Customer #2                               58%       *
     Customer #3                               15%       *

  *   less than 10%

6.  Commitments and contingencies

Lease commitments:
The Company has a lease agreement for its office space expiring
November 1, 1999. Future minimum lease payments under this lease as of December 31, 1996, are as follows:

Year ending December 31
          1997                               $13,717
          1998                                13,717
          1999                                11,431

                                             $38,865

Rent expense for the years ended December 31, 1995 and 1996, was $16,310 and $17,002, respectively.

Employment agreements:

In June, 1989, the Company entered into three year employment agreements with two officers which contain self-renewing terms, subject to the option of the Company to terminate the self-renewing provision near the end of each three year term. The agreements provide severance benefits under certain conditions, of the greater of two times annual salary or $180,000 each, are payable upon termination of employment. The aggregate estimated contingency under these agreements at December 31, 1996 is $360,000.


                          INFOAMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     December 3l, l995 and l996

7.  Common stock

Incentive stock option plan:
On March 1, 1984, the stockholders approved an incentive stock option plan (the "plan") for key employees, officers and directors of the Company, covering 64,000 shares of common stock. Under the terms of the plan, the purchase price of the shares granted will not be less than the estimated fair market value at the date of grant unless the purchaser owns more than 5% of the total combined voting power of all classes of stock on the date of grant, in which case the purchase price shall not be less than 110% of the estimated fair market value at the date of grant. Options granted are exercisable for periods from two to five years from the date of the grant for stockholders owning more than 5% of the total combined voting power of the Company's stock. Options granted to other employees are exercisable for periods from two to ten years from the date of grant. The plan contains provisions that permit the granting of stock appreciation rights by the committee that administers the plan. The rights may be exercised by surrendering the option and receiving an amount equal to the difference in the fair market value of the shares on the date of surrender and the option price of such shares.

All previously issued options have been canceled under the terms of the plan, and options covering the 64,000 shares of common stock reserved for the plan are available for issuance.

Stock options:
On September 27, 1991, the Company granted options to purchase an aggregate of 880,000 shares of common stock to three officers and directors as follows:

   Shares   Option price    Vesting date     Expiration date
  220,000        $.09     October 1, 1991   September 30, 1997
  220,000         .11     October 1, 1992   September 30, 1998
  220,000         .13     October 1, 1993   September 30, 1999
  220,000         .15     October 1, 1994   September 30, 2000

On November 24, 1992, the Company granted an option to purchase
40,000 shares of the Company's common stock to a director exercisable at $.038 per share.

As of December 31, 1996, none of the above options have been exercised, and no compensation expense has been recorded relating to the options granted.


                        INFOAMERICA, INC.
                 NOTES TO FINANCIAL STATEMENTS
                   December 3l, l995 and l996

7.  Common stock (continued)

Stock grants:
During April 1993, the Company issued an aggregate of 60,000 shares of the Company's common stock to two employees, which stock vests one-third each January 1 commencing January 1, 1994. Compensation expense with respect to the above shares is being amortized over the restriction period, resulting in a charge against operations of $190 for 1995 and $0 for 1996, and deferred compensation of $570 at December 31, 1995 and 1996, respectively. During February 1996, the Company issued 191,500 shares of common stock to five employees, which stock vests over a period of four years. Compensation expense with respect to the above shares is being amortized over the restriction period, resulting in a charge against operations of $1,663 for 1996 and deferred compensation of $5,615 at December 31, 1996.

Common stock to be issued:
Due to the Company's cash flow problems, the Company agreed to issue stock in order to pay certain accounts payable; however, due to the lack of funds, the Company could not afford to physically issue the shares. All of the shares promised have been issued except for 40,000 shares as consideration for making loans, 40,000 shares for conversion of debt into equity and 699 shares for services rendered for a total of 80,699 shares of common stock to be issued, as of December 31, 1995 and 1996.

Contingent issuance of common stock:
As of December 31, 1996, the Company has agreed to issue 128,500 shares of common stock for the performance of services to the Company valued at between $.025 and $.038 per share.

8.  Retirement plan
The Company maintains a 401(k) plan for the benefit of substantially all of its employees. The amount of the Company's contribution is determined annually by the Board of Directors.
During 1995 and 1996, the Company recognized expense in the amount of $6,698 and $7,924, respectively.


                           SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
    Dated:  April 18, 1997.
                                INFOAMERICA, INC.
                                By:___/s/ Paul Knight____
                                Paul F. Knight, Principal
                                Executive, Financial and
                                Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Date             Name and Title              Signature
April 18, 1997   Paul F. Knight,       ____/s/ Paul F. Knight_
                 Director

April 18, 1997   Larry J. Salmen,      ____/s/ Larry_J. Salmen_
                 Director

                 Michael J. Scanlan,
                 Director