Form 10-Q
period 1997-03-31
INFOAMERICA INC
filed 1997-06-09
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934




For the Quarter Ended                   Commission File Number

    March 31, 1997                                  0-13338

                       INFOAMERICA, INC.
                   2600 Canton Court, Suite G
                  Fort Collins, Colorado 80525
                   Telephone:  (970) 221-5599



        Colorado                              84-0853869

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

Yes    x          No

    As of March 31, 1997, Registrant had 3,542,981 shares of its $0.025 par value common stock outstanding. An additional 209,199 shares have been authorized but not issued as of March 31, 1997. After issuing these 209,199 shares, the number of outstanding shares will total 3,752,180.

                               BALANCE SHEET


                              ASSETS
                          March 31, 1997

                                            Unaudited      Audited
                                              3/31/97       12/31/96


Current assets:
   Cash                                     $  (11,038)     $34,201
  Accounts receivable:
    Trade, net of allowance for
      doubtful accounts of $-0-                 72,388       94,487


      Total current assets                      62,948      128,688

Property and equipment, at cost:
  Furniture and fixtures                        35,344       35,344
  Computer equipment                            71,469       70,954

                                               106,813      106,298
    Less accumulated depreciation               77,376       77,376

      Net property and equipment                29,437       28,922

Other assets:
       Deposits                                  1,598        1,598

  Total Assets                                 $92,385     $159,208

                             INFOAMERICA, INC.
                               BALANCE SHEET


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          March 31, 1997


                                                3/31/97     12/31/96


Current liabilities:
  Accounts payable                           $   2,399  $   14,082
  Accrued salaries and payroll taxes             2,644       3,213
  Accrued interest                              42,373      42,373
  Accrued profit sharing plan
    contribution                                25,311      25,311
  Customer deposits                             29,750      82,250
  Accrued bonuses and expenses due
    officers                                    62,470      61,511
  Convertible notes payable                     15,000      15,000
  Deferred revenue                              15,000      15,000

      Total current liabilities                194,947     258,740

Long-term liabilities:
  Convertible notes payable - officers          50,000      50,000

Stockholders' equity (deficit):
      Preferred stock, $1 par value;
      5,000,000 shares authorized,
      none issued                                   --          --
    Common stock, $.025 par value;
      900,000,000 shares authorized,
      3,542,981 shares (3,351,481
      shares 1995) issued and outstanding       88,572      88,572
    Additional paid-in capital               1,977,228   1,977,228
    Accumulated deficit                    (2,212,177) (2,209,147)
    Deferred compensation                      (6,185)     (6,185)

      Total stockholders' equity (deficit)   (152,562)   (149,532)

    Total Liabilities & Stockholder Equity   $  92,385  $  159,208

                            INFOAMERICA, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS

            For the Three Months Ended March 31, 1996 and 1997

                               (Unaudited)

                                For the QTR  For the QTR     12 Months
                                end 3/31/97  end 3/31/96  end 12/31/96

Software Sales                            0       186127      $723,171

Equipment Sales                           0       22,665             0

Consulting and other sales           76,537         1600         9,174

Software Support Fees                52,679            0             0
                                 __________   __________    __________

    TOTAL INCOME                    129,216       187727       732,345
                                 ==========   ==========    ==========

Expenses
    Cost of Eq. Sold                      0            0        19,206

    Sales Promotion and
       Advertising                    2,772         1207             0

    General & Admin.                129,474       154869       701,040
                                 __________   __________    __________

    TOTAL EXPENSES                  132,246       156076       701,040
                                 __________   __________    __________

Net Income (Loss)                   (3,031)        31651        31,305
                                 ==========   ==========    ==========

Net Income (Loss) Per Share             (*)          .01           .01

Weighted Average                  3,752,180    3,752,180     3,752,180

                            INFOAMERICA, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the 3 months ended March 31, 1997

                               (Unaudited)

                                                                Additional
                             Common Stock         Paid-In     Accumulated
                          Shares      Amount      Capital       Deficit

Balance, December 31,
  1996                  3,542,901    $88,572    $1,977,228   ($2,209,147)

Loss for the 3
  months ended
  March 31, 1997            ---         ---         ---         ($3,031)

Balances,
  March 31, 1997        3,542,901    $88,572    $1,977,228   $(2,212,177)
                        =========    =======    ==========   ============

                            INFOAMERICA, INC.

                         STATEMENT OF CASH FLOWS

                For the 3 months ended March 31, 1997 and 1996
                               (Unaudited)


                                                1996           1997

Cash flows from operating activities:
 Net income (loss)                          $ 31,651          $ (3,031)

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
 Depreciation and amortization                   918                -
 (Increase) decrease in trade accounts
     receivable                                50,422           22,099
  Increase (decrease) in accounts payable     (46,368)         (11,683)
 Decrease in salaries payable                  (2,624)            (569)
 Increase (decrease) in accrued liabilities      2,638             959
  Decrease in customer deposits                (52,467)            ---
       Total Adjustments                       (47,481)        (52,500)

     Net Cash Used in Operations              (15,830)         (44,725)

Cash flows from investing activities:
 Proceeds from sale of fixed assets                ---             ---
 Purchases of property and equipment               ---           (515)

     Net Cash Used in Investing Activities         ---           (515)

Cash flows from financing activities:
 Payments on lease                              (1227)              --

     Net Cash Used in Financing Activities      (1227)              --

Net Decrease in Cash                           (17,057)         (45,240)

Cash Balance at Beginning of Period             48,878           34,201

Cash Balance at End of Period                $  31,821     $   (11,038)
                                             =========        =========

                       INFOAMERICA, INC.

            NOTES TO UNAUDITED FINANCIAL STATEMENTS


                         March 31, 1997

      1.  Basis of Presentation

          The balance sheet at March 31, 1997, and the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.

           The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at March 31, 1997, the Company has a working capital deficit of $131,999 and a stockholders' deficit of $152,562. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

           The Company intends to pursue the fast food industry during 1997 in an effort to establish pilot programs with major chain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

          The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      2.  Income Taxes

           No provision for income taxes is required at March 31, 1997 and 1996 because, in management's opinion, the effective tax rate for the year will be zero.


      3.  Net Income (Loss) per Share

           Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1997 and 1996.
  I. CHANGES IN FINANCIAL CONDITION

      Working Capital remained stable during the first three months of 1997 due to a breakeven performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1997 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II.     RESULTS OF OPERATIONS

     Revenues:

           1st Quarter 1997 vs. 1996: 1997 first quarter results declined 31% from 1996 levels as 1996 first quarter results included payment for a major consulting project started in fourth quarter 1995.

     Expenses:

           1st Quarter 1997 vs. 1996: 1997 year-to-date expenses decreased 15% from 1996 levels due primarily to decreased use of outside consulting services.

     Income:

           1st Quarter 1997 vs. 1996: 1997 year-to-date profit decreased $ 28,620 from 1996 levels reflecting reduced revenues.
  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

          A.   Exhibits -- None

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INFOAMERICA, INC.


  Date:  06/05/97                  /s/ Paul F. Knight
                                   Paul F. Knight, President and
                                      Chief Financial Officer