Form 10QSB
period 1997-06-30
INFOAMERICA INC
filed 1997-09-08
CIK 760497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 1996
                                       OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number: 0-13338

                                INFOAMERICA, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                            84-0853869
      (State of Incorporation)                             (I.R.S. Employer
                                                             Identification No.)

                           2600 Canton Court, Suite G
                          Fort Collins, Colorado 80525
                    (Address of principal executive offices)

                            Telephone: (970) 221-5599
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x          No

      As of June 30, 1997, Registrant had 3,542,981 shares of its $0.025 par value common stock outstanding. An additional 209,199 shares have been authorized but not issued as of June 30, 1997. After issuing these 209,199 shares, the number of outstanding shares will total 3,752,180.

                                  BALANCE SHEET


                                     ASSETS
                                  June 30, 1997

                                                Unaudited         Audited
                                                 6/30/97          12/31/96

Current assets:
      Cash                                      $ 31,691          $ 34,201
      Accounts receivable:
            Trade, net of allowance for
              doubtful accounts of $-0-           31,422            94,487
                                                 -------           -------

                  Total current assets            63,113           128,688

Property and equipment, at cost:
      Furniture and fixtures                      35,344            35,344
      Computer equipment                          73,247            70,954
                                                --------          --------

                                                 108,591           106,298
            Less accumulated depreciation         77,376            77,376
                                                --------          --------

                  Net property and equipment      31,215            28,922

Other assets:
      Deposits                                     1,598             1,598
                                                --------          --------

      Total Assets                               $95,927          $159,208
                                                 =======

                                INFOAMERICA, INC.
                                  BALANCE SHEET


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  June 30, 1997

                                                6/30/97     12/31/96

Current liabilities:
      Accounts payable                         $  1,399     $ 14,082
      Accrued salaries and payroll taxes          2,644        3,213
      Accrued interest                           42,373       42,373
      Accrued profit sharing plan
            contribution                         25,311       25,311
      Customer deposits                           3,500       82,250
      Accrued bonuses and expenses due
            officers                             56,188        61,511
      Convertible notes payable                  15,000        15,000
      Deferred revenue                           15,000        15,000
                                              ---------    ----------

                  Total current liabilities     161,416       258,740

Long-term liabilities:
      Convertible notes payable - officers       67,965        50,000

Stockholders' equity (deficit):
      Preferred stock, $1 par value;
       5,000,000 shares authorized,
       none issued                                  --            --
      Common stock, $.025 par value;
       900,000,000 shares authorized,
       3,542,981 shares (3,351,481
       shares 1995) issued and outstanding       88,572        88,572
      Additional paid-in capital              1,977,228     1,977,228
            Accumulated deficit              (2,212,177)   (2,209,147)
            Deferred compensation                (6,185)       (6,185)
                                            -----------    ----------

      Total stockholders' equity (deficit)     (152,562)     (149,532)

      Total Liabilities & Stockholder Equity  $  95,927     $ 159,208
                                              =========     =========


                                INFOAMERICA, INC.

                             STATEMENT OF OPERATIONS
               For the Six Months Ended June 30, 1996 and 1997

                                   (Unaudited)

                        For the Qtr.    For the Qtr.   For the 6    For the 6
                           Ended         Ended         Mos. Ended   Mos. Ended
                          6/30/96         6/30/97        6/30/96     6/30/97
Software Development      161,652         81,530         347,779       158,067

Support Fees
                                          53,250                       105,750

Royalty Income              --               500                           500

Interest                       89             75             402           254

Miscellaneous               4,250            600           5,536           600

      TOTAL INCOME      $ 165,991      $ 135,955      $  353,718    $  265,171
                      ============     =========       =========     =========
Expenses

  Sales Promotion
      & Advertising           927            500          2,134          3,228

 General & Admin.         196,221        116,346        351,090        245,866
                      -----------      ---------        -------        -------


    TOTAL EXPENSES      $ 197,148     $  116,846       $353,224      $ 249,094
                      -----------     ----------       --------      ---------

Net Income (Loss)       $ (31,158)    $   19,109          $ 493       $ 16,078
                       ==========       ========       ========       ========

Net Income (Loss)
      Per Share            $ .000        $  .005        $  .000         $ .004
                       ==========      =========        =======       ========
Weighted Avg. Shares    3,538,180      3,542,981      3,538,180      3,542,981

                                   (Unaudited)

                                INFOAMERICA, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      For the 6 months ended June 30, 1997

                                   (Unaudited)

                                                                      Additional
                          Common Stock             Paid-In     Accumulated
                       Shares         Amount       Capital     Deficit

Balance, December 31,
      1996             3,542,981      $88,572     $1,977,228    ($2,215,332)

Profit for the 6
      months ended
      June 30, 1997          ---          ---          ---          $16,078

Balances,
      June 30, 1997    3,542,981      $88,572     $1,977,228    $(2,199,254)
                       =========      =======      =========      =========

                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                For the 6 months ended June 30, 1996 and 1997

                                   (Unaudited)


                                                   1997             1996

Cash flows from operating activities:
      Net income (loss)                         $ 16,078           $  493

Adjustments to reconcile net income (loss) to net cash (used in) operations:
  Depreciation and amortization                     --              1,896
   (Increase) decrease in trade accounts
       receivable                                 63,065           52,057
   (Increase) decrease in other current assets    17,965            6,000
    Increase (decrease) in accounts payable      (12,683)         (41,685)
    Decrease in salaries payable                    (569)          (3,213)
    Increase (decrease) in accrued liabilities    (5,324)           3,445
    Decrease in customer deposits                (78,750)         (52,467)
          Total Adjustments                      (16,296)         (33,967)
                                                 --------         --------

          Net Cash Used in Operations               (218)         (33,474)

Cash flows from investing activities:
    Proceeds from sale of fixed assets               ---              ---
    Purchases of property and equipment           (2,293)          (3,705)
                                                ---------         --------

          Net Cash Used in Investing Activities   (2,293)          (3,705)

Cash flows from financing activities:
    Payments on notes payable                         ---             ---
                                                ---------

          Net Cash Used in Financing Activities       ---             ---
                                                ---------       ---------

Net Decrease in Cash                               (2,511)        (37,179)

Cash Balance at Beginning of Period                34,201          48,878
                                                 --------        --------

Cash Balance at End of Period                     $31,691        $ 11,699


                                INFOAMERICA, INC.

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  June 30, 1997

1.    Basis of Presentation

      The balance sheet at June 30, 1997, and the statements of operations and cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.

      The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at June 30, 1997, the Company has a working capital deficit of $66,704 and a stockholders' deficit of $133,454. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

2.    Income Taxes

      No provision for income taxes is required at June 30, 1997 and 1996 because, in management's opinion, the effective tax rate for the year will be zero.


3.    Net Income (Loss) per Share

      Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the six month period ended June 30, 1997 and 1996.

  I.  CHANGES IN FINANCIAL CONDITION

      Working Capital remained stable during the first six months of 1997 due to a breakeven performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1997 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II. RESULTS OF OPERATIONS

      Revenues:

      Year-to-date 1997 vs. 1996: 1997 YTD results declined 25% from 1996 levels as 1996 six month results included payment for a major consulting project started in fourth quarter 1995.

      Expenses:

      Year-to-Date 1997 vs. 1996: 1997 year-to-date expenses decreased 29% from 1996 levels due primarily to decreased use of outside consulting services.

      Income:

      Year-to-Date 1997 vs. 1996: 1997 year-to-date profit increased $ 15,585 from 1996 levels reflecting expense reductions at a rate higher than the decline in revenues.

  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

      A.    Exhibits -- None








      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INFOAMERICA, INC.


  Date:  August 25, 1997                        /s/ Paul F. Knight
                                                ------------------
                                          Paul F. Knight, President and
                                             Chief Financial Officer