Form 10-Q
period 1997-09-30
INFOAMERICA INC
filed 1997-11-25
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934




For the Quarter Ended                             Commission File Number

    September 30, 1997                                    0-13338

                               INFOAMERICA, INC.

                          2600 Canton Court, Suite G
                         Fort Collins, Colorado 80525
                          Telephone:  (970) 221-5599



        Colorado                                        84-0853869

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

Yes    x          No

As of September 30, 1997, Registrant had 3,542,981 shares of its $0.025 par value common stock outstanding. An additional 209,199 shares have been authorized but not issued as of September 30, 1997. After issuing these 209,199 shares, the number of outstanding shares will total 3,752,180.

                                     BALANCE SHEET


                                      ASSETS

                                September 30, 1997

                                               Unaudited      Audited
                                                9/30/97       12/31/96


Current assets:
   Cash                                        $ 38,858       $ 34,201
   Accounts receivable:
      Trade, net of allowance for
        doubtful accounts of $-0-                27,543         94,487
                                               --------       --------

        Total current assets                     66,401        128,688

Property and equipment, at cost:
   Furniture and fixtures                        35,344         35,344
   Computer equipment                            73,247         70,954
                                               --------       --------
                                                108,591        106,298
     Less accumulated depreciation               77,376         77,376
                                               --------       --------
        Net property and equipment               31,215         28,922

Other assets:
   Deposits                                       1,598          1,598
                                               --------       --------
   Total Assets                                 $99,215       $159,208
                                               ========       ========


                                    INFOAMERICA, INC.
                                      BALANCE SHEET

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                September 30, 1997


                                                          9/30/97       12/31/96
                                                         --------       --------
Current liabilities:
   Accounts payable                                     $   1,399     $   14,082
   Accrued salaries and payroll taxes                       2,644          3,213
   Accrued interest                                        42,373         42,373
   Accrued profit sharing plan
     contribution                                          25,311         25,311
   Customer deposits                                            -         82,250
   Accrued bonuses and expenses due
     officers                                              50,080         61,511
   Convertible notes payable                               15,000         15,000
   Deferred revenue                                        15,000         15,000

        Total current liabilities                         151,807        258,740

Long-term liabilities:
   Convertible notes payable - officers                    49,965         50,000

Stockholders' equity (deficit):
        Preferred stock, $1 par value;
        5,000,000 shares authorized,
        none issued                                            --             --
     Common stock, $.025 par value;
        900,000,000 shares authorized,
        3,542,981 shares (3,351,481
        shares 1995) issued and outstanding                88,572         88,572
     Additional paid-in capital                         1,977,228      1,977,228
     Accumulated deficit                               (2,162,174)    (2,209,147)
     Deferred compensation                                 (6,185)        (6,185)
                                                       ----------     ----------
        Total stockholders' equity (deficit)             (102,559)      (149,532)
                                                       ----------     ----------
     Total Liabilities & Stockholder Equity             $  99,215     $  159,208
                                                       ==========     ==========

                                     INFOAMERICA, INC.

                                  STATEMENT OF OPERATIONS

                   For the Nine Months Ended September 30, 1996 and 1997

                                        (Unaudited)

                          For the Qtr.     For the Qtr.     For the 9        For the 9
                             Ended            Ended         Mos. Ended       Mos.  Ended
                            9/30/96          9/30/97          9/30/96          9/30/97
                          ------------     ------------     ----------       -----------

Software Income             167,796          124,193          515,575          282,760

Interest                         12              186              415              440

Miscellaneous                25,346            7,670           30,882          114,020

      TOTAL INCOME         $193,154          132,049         $546,872         $397,221
                           ========          =======         ========         ========
Expenses

  Sales Promotion
      & Advertising             585              721             2720            4,215

 General & Admin.           169,328          100,433          520,418          346,033
                           --------          -------         --------         --------

      TOTAL EXPENSES       $169,913         $101,154         $523,137         $350,248
                           --------         --------         --------         --------

Net Income (Loss)          $ 23,242         $ 30,895           23,734         $ 46,973
                           ========         ========         ========         ========

Net Income (Loss)
      Per Share            $  .000          $   .009         $   .000         $   .013
                           ========         ========         ========         ========

Weighted Avg. Shares      3,752,180        3,542,981        3,752,180        3,542,981

                                        (Unaudited)

                                     INFOAMERICA, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         For the 9 months ended September 30, 1997

                                        (Unaudited)

                                                            Additional
                                    Common Stock             Paid-In       Accumulated
                                 Shares        Amount        Capital         Deficit
                                 ------        ------        -------       -----------
Balance, December 31,
   1996                          3,542,981     $88,572       $1,977,228    ($2,215,332)

Profit for the 9
   months ended
   September 30, 1997                ---           ---              ---        $46,973

Balances,
   September 30, 1997            3,542,981     $88,572       $1,977,228    $(2,209,147)
                                 =========     =======       ==========    ============

                                     INFOAMERICA, INC.

                                  STATEMENT OF CASH FLOWS

                    For the 9 months ended September 30, 1996 and 1997

                                        (Unaudited)


                                                          1997              1996
                                                        --------          --------
Cash flows from operating activities:
   Net income (loss)                                    $ 46,973          $    493

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
   Depreciation and amortization                              --             1,896
   (Increase) decrease in trade accounts
      receivable                                          66,944            52,057
   (Increase) decrease in other current assets                --             6,000
   Increase (decrease) in accounts payable               (12,683)          (41,685)
   Decrease in salaries payable                             (569)           (3,213)
   Increase (decrease) in accrued liabilities            (11,466)            3,445
   Decrease in customer deposits                         (82,250)          (52,467)
      Total Adjustments                                  (40 024)          (33,967)
                                                        --------          --------
      Net Cash Used in Operations                          6,949           (33,474)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                        ---               ---
   Purchases of property and equipment                    (2,293)           (3,705)
                                                        --------          --------
      Net Cash Used in Investing Activities               (2,293)           (3,705)

Cash flows from financing activities:
   Payments on notes payable                                 ---               ---
                                                        --------          --------

      Net Cash Used in Financing Activities                  ---               ---
                                                        --------          --------

Net Decrease in Cash                                       4,656           (37,179)

Cash Balance at Beginning of Period                       34,201            48,878
                                                        --------          --------

Cash Balance at End of Period                           $ 38,858          $ 11,699

                              INFOAMERICA, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              September 30, 1997

      1.    Basis of Presentation

            The balance  sheet at September  30, 1997,  and the  statements of operations and cash flows for the six months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.

            The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at September 30, 1997, the Company has a working capital deficit of $85,406 and a stockholders' deficit of $102,559. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

      2.    Income Taxes

            No provision for income taxes is required at September 30, 1997 and 1996 because, in management's opinion, the effective tax rate for the year will be zero.


      3.    Net Income (Loss) per Share

            Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the nine month period ended September 30, 1997 and 1996.

  I.  CHANGES IN FINANCIAL CONDITION

      Working Capital remained stable during the first nine months of 1997 due to a breakeven performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1997 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II. RESULTS OF OPERATIONS

      Revenues:

            Year-to-date 1997 vs. 1996: 1997 YTD results declined 27% from 1996 levels as 1996 nine month results included payment for a major consulting project started in fourth quarter 1995.

      Expenses:

            Year-to-Date 1997 vs. 1996: 1997 year-to-date expenses decreased 33% from 1996 levels due primarily to decreased use of outside consulting services.

      Income:

            Year-to-Date 1997 vs. 1996: 1997 year-to-date profit increased 99% from 1996 levels reflecting expense reductions at a rate higher than the decline in revenues.

 ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

            A.    Exhibits -- None








                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INFOAMERICA, INC.


  Date:                                   /s/ Paul F. Knight
                                          Paul F. Knight, President and
                                             Chief Financial Officer