Form 10KSB
period 1997-12-31
INFOAMERICA INC
filed 1998-03-31
CIK 760497

-1-

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               SEC File Number 0-13338
                              CUSIP Number 456-648-104

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

                                  (Check One):

[X] Form 10-KSB [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q [ ] Form N-SAR

                       For Period Ended: December 31, 1997

--------------------------------------------------------------------------------
       Nothing  in this Form shall be  construed  to imply that the
       Commission  has verified any information contained herein.
--------------------------------------------------------------------------------

       If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A
--------------------------------------------------------------------------------

Part I - Registrant Information
--------------------------------------------------------------------------------

      Full Name of Registrant:  InfoAmerica, Inc.

      Former Name if Applicable:  N/A

      Address of Principal Executive Office (Street and Number)

              2600 Canton Court, Suite G

      City, State and Zip Code

              Fort Collins, Colorado  80525

--------------------------------------------------------------------------------
Part II - Rules 12b-25(b) and (c)
--------------------------------------------------------------------------------

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

      (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report/portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report/portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

      (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

--------------------------------------------------------------------------------
Part III - Narrative
--------------------------------------------------------------------------------

      State below in reasonable detail the reasons why the Form 10-K, ll-K, 20-F or 10-Q, N-SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

      The Company believed that it could complete a merger with another company prior to March 31, 1998. The merger did not take place and as a result, the Company did not begin drafting its 10-KSB report in sufficient time so as to allow the report to be completed by March 31, 1998.

--------------------------------------------------------------------------------
Part IV - Other Information
--------------------------------------------------------------------------------

(1) Name and telephone number of person to contact in regard to this notification

            William T. Hart              (303)             839-006l
                (Name)                 (Area Code)      (Telephone Number)

      (2)     Have all other periodic reports
              required under Section 13 or
              15(d) of the Securities Exchange
              Act of 1934 during the preceding
              12 months (or for such shorter period
              that the registrant was required to
              file such reports) been filed?  If
              answer no, identify report(s).                [X] Yes  [ ] No

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included
              in the subject report or portion thereof?     [ ] Yes  [X] No

                            InfoAmerica, Inc.
             (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 31, 1998                             By /s/ Paul F. Knight
                                                     ------------------
                                                   Paul F. Knight, President



                                    ATTENTION

      Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).