Form 10KSB
period 1997-12-31
INFOAMERICA INC
filed 1998-04-08
CIK 760497

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the Fiscal Year ended December 31, 1997
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

                                  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]_

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for fiscal year 1997 were $495,602. The aggregate market value of the Registrant's voting stock held as of December 31, 1997 by nonaffiliates of the Registrant was $0.00.

     As of December 31, 1997, Registrant had 3,405,731 shares of its $0.025 par value common stock issued and outstanding. An additional 256,199 shares have been authorized but not issued as of December 31, 1997. After issuing these 256,199 shares, the number of outstanding shares will total 3,661,930.

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

            (i)  Product, Marketing and Sales.

Product

     General. The current version of the Company's DOS based software has been designated as Touchware-4.0. The Touchware-4.0 software activates a Point of Sale (POS) terminal for use by either a clerk or a customer when a user touches the video monitor. Once a touch is made, the video monitor displays several options the user can select from, called a "menu". Using a menu type approach, the user can view and select from a series of displays on the monitor. This allows users to move quickly from general categories to the specific information being sought. This process, from general to specific, is accomplished by a series of well organized menus controlled by the Touchware-4.0 software. The Touchware-4.0 software permits a user to have easy access to computer-based information as well as place orders in a retail environment. The Company believes that its software, coupled with touchscreen, color graphics based hardware, is simple to use and is considered "user friendly".

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



Marketing and Sales

     The Company developed the Touchware-4.0 software product to satisfy the needs of the fast-food industry. The Company has been marketing products directly to major chain fast food accounts. The Company's continued success will depend on its ability to market the Touchware-4.0 software to the fast-food industry. As of December 31, 1997, the Company has installations and pilots in progress within the fast-food industry. There is no assurance that the Company will be successful with its fastfood products nor that it will be able to successfully market these products to the fastfood industry.

     Additionally, the Company has not had the financial resources required to either develop and/or port the Touchware-4.0 product to the Windows operating system from DOS. The inability to offer a Windows product is beginning to have a significantly negative impact on the Company's sales and marketing efforts as well as the ability to attract talented software engineers. Without development of a Windows based product, the Company's future is uncertain.

      Exclusive Licensees.

     In May, 1993, the Company signed an exclusive licensing agreement with a major fast food chain to provide the Touchware350 product(earlier version of Touchware 4.0). This exclusive license lapsed on January 1, 1994.

      Other Marketing Arrangements.

           (i) Status of Product. As of December 31, 1997, the Company continues to pilot and develop the Touchware-4.0 software product for the fast-food industry.

           (ii) Raw Materials. Not applicable.

           (iii) Patents, Trademarks and Licenses. The Company filed a patent application for its Touchware 350 software technology during 1995. The Company has registered its trade names and service mark with the U.S. Patent and Trademark Office.

     The Company has received copyrights on its Touchware-200 and 300 software products from the U.S. Copyright Office.

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

           (vi) Customer Dependence. In 1997, the Company received 99% of its total revenue from two customers.

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

     The Company's ability to compete effectively against new entrants will depend on its ability to capitalize on its experience, current reputation, existing software and customer base. It is imperative that the Company develop a Windows based version of its Touchware-4.0 software to remain competitive in the market.

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

           (xiii) Employees. On December 31, 1997, the Company employed four persons on a full-time basis including its two corporate officers. The Company also utilizes, on a part-time basis, approximately 10 technical and management consultants who work with the Company on an as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company is not engaged in material operations in foreign countries and no material portion of sales is derived from customers of foreign countries.

ITEM 2.  PROPERTIES

     Since September 1985, the Company has leased approximately 2,000 square feet of office space in Fort Collins, Colorado under a lease that expires November 1, 1999. The current monthly lease payment is $1,572.

ITEM 3.  LEGAL PROCEEDINGS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. On March 15, 1985 the Company completed a public offering of 160,000,000 shares of its common stock (on a reverse split basis, the shares offered were 640,000. The common stock Company's common stock did not trade between 1987 and February 1998. In February 1998 the Company's common stock was listed for trading on the NASD's OTC Bulletin Board under the symbol:
IFOA.

     (b) Holders. As of December 31, 1997, the Company had approximately 982 shareholders of record.

     (c) Dividends. The Company has not declared cash dividends on its common stock since its inception. The Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is selected financial information concerning the Company. This information should be read in conjunction with the financial statements appearing elsewhere herein.

                                  Year Ended December 31,
                              1997           1996              1995
                              ----           ----              ----

Revenues                    $495,602        $732,345        $479,366
Income(loss)                  (1,997)         31,305        (128,119)
Income (loss)
 per common share                  *             .01            (.04)
Total assets                $166,026        $159,208        $145,851
Long-term
obligations                  $81,838         $50,000         $50,000
Working capital
      (deficit)            $(145,861)      $(130,052)      $(159,916)

* Less than $.01 per share.

Liquidity and Capital Resources.

      General.

     In 1990, the Company began developing a software product specifically targeted for the fast-food industry. The Company's financial success in 1998 and beyond will depend on its ability to continue development of this product, Touchware-4.0, and customer acceptance.

     During 1996, the Company began development work on a new product for a major fast food chain. The arrangement with this customer involves a combination of development and licensing fees. The development fees from this customer allowed the Company to operate during 1996 and 1997.

     The Company is continuing to pursue other chain business. There is no assurance that the Company will be successful in negotiating additional chain agreements in order to sustain operations after the conclusion of this development work.

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

     In September 1996 the Company entered into a two year consulting agreement with a nonaffiliated entity. Under the agreement the consultant was to provide advice and assistance to the Company in connection with identifying, qualifying and negotiating with candidates for a merger with the Company for the purpose of restructuring the Company's capitalization, initiating and expanding public trading and improving shareholder liquidity with the goal of assisting the Company to raise shareholder values. As compensation to the advisor, the Company was to issue options to purchase up to 300,000 shares of the Company's common stock at various prices, and warrants to purchase up to 1% of the outstanding common stock. The Company's obligation to the consultant was intended to be subject to completion of acceptable transactions. The consultant brought one potential acquisition or merger candidate to the attention of the Company which the Company and the consultant concluded would be unacceptable. The consultant did not provide additional advisory services to the Company and the Company considers that obligations of the Company under the agreement have terminated due to nonperformance by the consultant. Certain ambiguities in the agreement could be subject to other interpretation, although the Company would vigorously contest any assertion by the consultant that compensation is owed under the agreement.

1997 Review

     During 1997, the Company continued to devote its efforts to developing and piloting its POS and CAT products for the fast food industry. The Company's working capital position should be stable during 1998 resulting primarily from ongoing product development and support contracts.

1996 Review

     During 1996, the Company devoted its efforts to developing and piloting its POS and CAT products for the fast food industry. The Company's working capital position was stable during 1996 resulting primarily from ongoing product development and support contracts.


     Capital Resources. As of December 31, 1997, the Company had no capital commitments.

Results of Operations

      1997 Compared to 1996

     Revenues. Total revenues of $495,602 for 1997 decreased 32% from 1996 levels due exclusively to a major development contract with a major fast food company that was 70% completed in 1996. This development contract was totally completed by the end of 1997.

     Expenses. Total expenses including interest decreased 29% from 1996 levels due to the reduction of outside consulting services needed to complete the development project described above.

      1996 Compared to 1995

     Revenues. Total revenues of $732,345 for 1997 increased 53% from 1995 levels due to major development contracts with a major fast food company.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)  Identification of Directors.

     The name, position with the Company and the age of each officer and director, and the period during which each officer and director has served are as follows:

Name and Position                                     Director
__________________                  Age                 Since__

Paul F. Knight                      50                  1981
(President, Treasurer and
 Director)

Larry J. Salmen                     50                  1981
(Vice President, Secretary
 and a Director)

Michael J. Scanlan                  57                  1984
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

     The following is a brief account of the business experience during the past five years of each director and executive officer:

                                       Principal Occupation
     Name                             During the Last Five Years

Paul F. Knight                     Chairman of the Board and Treasurer of
the Company                        since July 1986; President, Chief Executive
                                   Officer and a director  of the Company  since
                                   1981.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows all compensation paid by the Company during the fiscal years ended December 31, 1997, 1996 and 1995 to all executive officers:

                        SUMMARY COMPENSATION TABLE

NAME AND          YEAR        SALARY    BONUS ($)    RESTRICTED   OPTIONS
PRINCIPAL                       ($)                  STOCK        SARs(#)
POSITION                                             AWARDS
                                                     ($)
---------         ----       ---------  ----------   ----------   --------
Paul              1997       $90,363(1)        --            --         --
Knight            1996       $84,061(2)        --            --         --
CEO               1995       $84,432(3)        --            --         --

Larry             1997       $90,061(4)        --            --         --
Salmen            1996       $85,982(5)        --            --         --
COO               1995       $78,982(6)        --            --         --

     (1) All salaries were cash compensation except for $8,400 that was unpaid as of December 31, 1997.

     (2) All salaries were cash compensation except for $6,336 that was unpaid as of December 31, 1996.

     (3) All salaries were cash compensation except for $14,432 that was unpaid as of December 31, 1995.

     (4) All salaries were cash compensation except for $19,944 that was unpaid as of December 31, 1997.

     (5) All salaries were cash compensation except for $422 that was unpaid as of December 31, 1996.

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

     2. Employee participants may not make discretionary tax- deductible contributions.

     3. The Company's contribution will be allocated among all eligible employees who are employed at the end of the Plan Year provided that the employee has completed 1,000 hours of service during the Plan Year. The employer shall also make a contribution for each participant who separated from employment during the Plan Year as a result of retirement, disability, death or termination upon completion of 1,000 hours of service. In the case of a top heavy Plan Year, the employer will make a contribution to all participants who are employed on the last day of the Plan Year regardless of the amount of hours worked.

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

Options

     Although no formal plan exists, the Company has in the past and may in the future make grants of common stock to qualified employees as additional and incentive compensation. During 1991, the Company granted non-qualified options to the Company's officers and directors. To date, none of the options have been exercised. The following table presents further information concerning these options:

             Shares     Price Grant              Expiration
                               Date                  Date
Mr. Knight   100,000      .11  10/1/91        September 30, 1998
Mr. Knight   100,000      .13  10/1/91        September 30, 1999
Mr. Knight   100,000      .15  10/1/91        September 30, 2000
Mr. Salmen   100,000      .11  10/1/91        September 30, 1998
Mr. Salmen   100,000      .13  10/1/91        September 30, 1999
Mr. Salmen   100,000      .15  10/1/91        September 30, 2000
Mr Scanlan    20,000      .11  10/1/91        September 30, 1998
Mr Scanlan    20,000      .13  10/1/91        September 30, 1999
Mr Scanlan    20,000      .15  10/1/91        September 30, 2000

     During 1996, the Company issued 191,500 shares to five employees not including executive officers. These shares were to vest over a three to four year period based on the employee's continued employment with the Company. During 1997, 137,250 of the 191,500 shares were returned to the Company's treasury due to employees leaving the Company prior to the vesting requirements being satisfied.

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

     The plan also authorizes the Committee to grant stock appreciation rights in connection with options. Stock appreciation rights, if authorized by the Committee, would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon exercise date in paid-up stock of the Company or in cash, depending upon the Committee's determination. Stock appreciation rights have not been granted in connection with any outstanding options and it is not presently intended that stock appreciation rights will be granted.

     No options to purchase any securities from the Company were granted to or exercised by any executive officer of the Company under the 1984 Incentive Stock Option Plan during the fiscal year ended December 31, 1997 and there were no outstanding options held by any executive officer on that date.

      Other Compensation.

     The Company pays each officer (Mr. Knight and Mr. Salmen) incidental compensation from time to time, consisting primarily of reimbursement for business-related activities on behalf of the Company. The aggregate of all such other compensation did not exceed 10% of the cash compensation reported for the fiscal year ended December 31, 1997.

      Compensation of Directors

     Standard Arrangements. In 1992, Mr. Scanlan was not paid for attending director meetings; however, he received a stock option entitling him to acquire up to 40,000 restricted shares at a per share price of $.038. In 1993, the board approved compensating Mr. Scanlan with 3,500 shares of restricted common stock for attending each board meeting. Since 1993, Mr Scanlan has earned a total of 49,000 shares that have not been issued as of December 31, 1997.

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





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows as of December 31, 1997, the shares of the Company's $.025 par value common stock beneficially owned by each director of the Company, by all the officers and directors as a group, and by each person known to the Company who owns more than 5% of the Company's common stock.

                              Amount of Beneficial
Name and Address                Ownership (1)           Percent of Class
----------------              ------------------        ----------------

Paul F. Knight                   1,230,574(2)                      32.5%
Larry J. Salmen                  1,193,764(2)                      31.5%
Michael Scanlan                    188,000(2)                       5.3%
All Officers and Directors
as a Group (Three Persons)       2,611,338(2)                      63.0%
                                                           -------------

      (1) Beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

      (2) Includes presently exercisable options of 300,000 each to Messrs Knight and Salmen and 60,000 to Mr. Scanlan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company granted stock options to officers and directors - see Item 11 of this report. The Company also authorized the issuance of stock to officers and directors in lieu of compensation - see Item 11 of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

      (a)(1)  Financial Statements:
      Index to Financial Statements
      Independent Auditor's Report
      Balance Sheet - December 31, 1996 and 1997 Statement of Operations - for the Years Ended December 31,
        1996 and 1997
      Statement of Changes in Stockholders' Equity - for the
        years ended December 31, 1996 and 1997
      Statement of Cash Flows - for the Years Ended December 31,
        1996 and 1997
      Notes to Financial Statements

      (a)(2)  Schedules:

            none

      (b)  8-K Reports:

            none

      (c)  Exhibits:

            Exhibit 27 - Financial Data Schedule

                                INFOAMERICA, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants...........................F-2

Balance Sheet - December 31, 1996 and 1997...................................F-3

Statement of Operations - Years Ended December 31,
   1996 and 1997.............................................................F-5

Statement of Changes in Stockholders' Equity -
   Years Ended December 31, 1996 and 1997....................................F-6

Statement of Cash Flows - Years Ended December 31,
   1996 and 1997.............................................................F-7

Notes to Financial Statements................................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
InfoAmerica, Inc.

We have audited the balance sheet of InfoAmerica, Inc. as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoAmerica, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and at December 31, 1997, the Company has a working capital deficit of $132,016 and a stockholders' deficit of $136,715. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 13, 1998
Denver, Colorado                                      CAUSEY DEMGEN & MOORE INC.

                                INFOAMERICA, INC.

                                  BALANCE SHEET

                           December 31, 1996 and 1997

                                     ASSETS
                                     ------

                                                             1996       1997
Current assets:
   Cash                                                   $ 34,201   $ 50,255
   Trade accounts receivable, net of allowance for
    doubtful accounts of $-0-                               94,487     38,632
                                                            -------    ------

    Total current assets                                   128,688     88,887

Property and equipment, at cost:
   Furniture and fixtures                                   35,344     35,344
   Computer equipment                                       70,954     75,662
   Vehicles (Note 3)                                            -      52,170
                                                                --     ------

                                                           106,298    163,176
   Less accumulated depreciation and amortization           77,376     87,635
                                                            -------    ------

    Net property and equipment                              28,922     75,541

Other assets:
   Deposits                                                  1,598      1,598
                                                             ------     -----

                                                         $ 159,208  $ 166,026
                                                         ========== =========

                             See accompanying notes.
                                       F-3

                                INFOAMERICA, INC.

                                  BALANCE SHEET

                           December 31, 1996 and 1997


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                             1996       1997

Current liabilities:
   Accounts payable                                       $ 14,082   $ 10,019
   Accrued salaries and payroll taxes                        3,213      4,387
   Accrued interest (Note 2)                                42,373     52,924
   Accrued profit sharing plan contribution                 25,311     14,542
   Customer deposits                                        82,250     40,000
   Accrued bonuses and expenses due officers                61,511     63,925
   Advances payable - officers                                   -     11,979
   Current portion of notes payable (Note 3)                     -      6,972
   Convertible notes payable (Note 3)                       15,000     15,000
   Deferred revenue                                         15,000     15,000
                                                            -------    ------

    Total current liabilities                              258,740    234,748

Long-term liabilities:
   Convertible notes payable - officers (Note 2)            50,000     50,000
   Notes payable (Note 3)                                       -      31,838
                                                           --------    -------

    Total long-term liabilities                             50,000     81,838

Commitments and contingencies (Notes 3, 6 and 7)

Stockholders' equity (deficit) (Notes 2, 7 and 9):
   Preferred stock, $1 par value; 5,000,000 shares
    authorized, none issued                                      -          -
   Common stock, $.025 par value; 900,000,000 shares
    authorized, 3,405,731 shares (3,542,981 shares in
    1996) issued and outstanding                            88,572     83,356
   Additional paid-in capital                            1,977,228  1,977,228
   Accumulated deficit                                  (2,209,147)(2,211,144)
   Deferred compensation                                    (6,185)        -
                                                          ---------  ---------
    Total stockholders' equity (deficit)                  (149,532)  (150,560)
                                                          ---------  ---------

                                                         $ 159,208  $ 166,026
                                                         ========== =========


                             See accompanying notes.
                                       F-4

                               INFOAMAERICA, INC.

                             STATEMENT OF OPERATIONS

                 For the years ended December 31, 1996 and 1997


                                                            1996       1997

Revenues (Note 5):
   Software sales                                        $ 723,171  $ 490,832
   Consulting and other sales                                9,174      4,770
                                                             ------     -----

    Total revenues                                         732,345    495,602

Operating costs and expenses:
   General and administration (Note 8)                     680,559    477,411
   Depreciation and amortization                             8,250     10,259
                                                             ------    ------

    Total operating costs and expenses                     688,809    487,670
                                                           --------   -------

Income from operations                                      43,536      7,932

Other income (expense):
   Interest income                                             418        791
   Interest expense                                        (12,649)   (10,720)
                                                           --------   --------

    Total other income (expense)                           (12,231)    (9,929)
                                                           --------    -------

Net income (loss) (Note 4)                                $ 31,305   $ (1,997)
                                                          =========  =========


Basic net income per share                                  $ 0.01          *
                                                            =======         =

Diluted net income per share                                $ 0.01          *
                                                            =======         =


   * less than $.01 per share



                             See accompanying notes.
                                       F-5

                                INFOAMERICA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the years ended December 31, 1996 and 1997



                                    Common stock           Additional                        Deferred
                                                           paid-in          Accumulated      compen-
                                   Shares    Amount        capital          deficit          sation


Balance,
December 31, 1995                3,351,481 $ 83,784       $ 1,974,738       $ (2,240,452)     $ (570)

Common stock issued as com-
pensation to employees at
$.038 per share, subject to
forfeiture (Note 7)                191        4,788             2,490                  -      (5,615)

Net income for the year ended
December 31, 1996                    -            -                 -              31,305           -

Balance, December 31, 1996       3,542,981   88,572         1,977,228          (2,209,147)     (6,185)

   Return of unvested shares
     issued as compensation
     (Note 7)                     (137,250)  (5,216)                -                    -      5,216

   Deferred compensation
     earned during 1997 (Note 7)         -         -                 -                   -        969

   Net income for the year ended
     December 31, 1997                   -         -                 -              (1,997)         -

Balance, December 31, 1997        3,405,731 $ 83,356        $ 1,977,228       $ (2,211,144)        $ -
                                 ========== =========       ============       =============       ===


                             See accompanying notes.
                                       F-6

                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 1996 and 1997

                                                              1996       1997
Cash flows from operating activities:
   Net income (loss)                                      $ 31,305   $ (1,997)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operations:
      Depreciation and amortization                          8,250     10,259
      Common stock issued for services                       1,663          -
      Deferred compensation earned                               -        969
      Decrease (increase) in trade accounts receivable     (34,930)    55,855
      Decrease in employee accounts receivable              10,000          -
      Decrease in accounts payable and accrued
       liabilities                                         (19,984)    (3,107)
      Increase (decrease) in accrued bonuses and
       expenses due officers                                12,858      2,414
      Decrease in customer deposits                        (10,217)   (42,250)
                                                           --------   --------

        Total adjustments                                  (32,360)    24,140
                                                           --------    ------

      Net cash provided by (used in) operations             (1,055)    22,143

Cash flows from investing activities:
   Purchase of property and equipment                      (11,354)   (16,687)

Cash flows from financing activities:
   Advances from officers                                        -     11,979
   Payments on notes payable                                     -     (1,381)
   Repayments of capital lease obligations                  (2,268)        -
                                                            -------        -

      Net cash provided by (used in) financing activities   (2,268)    10,598
                                                            -------    ------

Net increase (decrease) in cash                            (14,677)    16,054

Cash balance at beginning of year                           48,878     34,201
                                                            -------    ------

Cash balance at end of year                               $ 34,201   $ 50,255
                                                          =========  ========

Supplemental disclosure of cash flow information:

   Interest paid during the period                         $ 1,704      $ 974
                                                           ========     =====


                         (Continued on following page) See accompanying notes.
                                       F-7

                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 1996 and 1997


                         (Continued from preceding page)



Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 1996, the Company's Board of Directors approved the issuance of 191,500 shares of the Company's common stock for services valued at $7,278 of which $5,615 has been recorded as deferred compensation.

During the year ended December 31, 1997, the Company financed the acquisition of $40,191 in vehicles by the issuance of notes payable.



                             See accompanying notes.
                                       F-8

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997


1.    Organization and summary of significant accounting policies
-----------------------------------------------------------------


InfoAmerica, Inc. (the "Company") is in the business of developing and marketing software applications for touch-sensitive computer display systems primarily for national fast food chains.

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 1997, the Company has a working capital deficit of $145,861 and a stockholders' deficit of $150,560. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



1.    Organization and summary of significant accounting policies (continued)
-----------------------------------------------------------------------------

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

Income taxes:

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Net income per share:

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income per share of common stock is computed using the weighted average number of shares outstanding during each period. Basic net income per share includes the shares of common stock pending issuance as if the shares were outstanding for all of the periods presented and excludes shares issued which have not vested (the weighted average number of shares was approximately 3,599,000 and 3,660,000 for 1996 and 1997, respectively).

Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the years. The weighted average number of shares was approximately 3,728,000 and 3,660,000 for 1996 and 1997, respectively.

Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value:

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997


1.    Organization and summary of significant accounting policies (continued)
-----------------------------------------------------------------------------

For cash, cash equivalents, and trade accounts receivable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

The carrying amounts of the Company's notes payable approximate their fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Cash flows:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit, in the normal course of business, to its customers. The Company is directly affected by the well-being of two major customers, which accounted for approximately 100% of all revenue in 1997.

2.    Related party transactions
--------------------------------

During 1994, the Company issued $50,000 of convertible subordinated promissory notes in exchange for accrued bonuses and expenses owed to two officers of the Company. Interest is payable quarterly at the rate of 19% per annum upon the attainment of certain financial goals or upon conversion of the notes into common stock of the Company. The notes are convertible at the option of the holder into 1,315,790 shares of common stock of the Company in the aggregate ($.038 per share) and are unsecured. The notes had a maturity date of January 1, 1996 and technically are in default. However, due to their subordination to other liabilities and the intent of the officers, the notes are considered long-term liabilities. As of December 31, 1996 and 1997, accrued but unpaid interest amounted to $38,000 and $47,500, respectively.

3.    Notes payable
-------------------

During July 1992, the Company borrowed an aggregate of $10,000 from two individuals. The notes bear interest at the rate of 7% per annum and all principal and accrued interest was due in July 1995. The notes are in default at December 31, 1996 and 1997. During June 1993, the Company borrowed $5,000 from an individual evidenced by a note bearing interest at 7% per annum maturing in June 1996 and the note is in default at December 31, 1996 and 1997. Each of the three notes are secured by 21,000 shares of the Company's common stock plus accrued interest. The notes are convertible at the option of the lender into 21,000 shares of the Company's common stock each or, if the Company successfully completes a public offering of its common

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

3.    Notes payable (continued)
-------------------------------

stock each of the notes are convertible at the option of the lender into (1) 21,000 shares of the Company's common stock plus accrued interest or (2) $25,000 plus accrued interest and 10,500 shares of the Company's common stock.

During 1997, the Company financed the acquisition of vehicles by the issuance of notes payable. The notes bear interest at rates between 6.90% and 8.15%, are payable monthly through October 2002 at $808 in the aggregate and the vehicles are pledged as collateral on the notes. Principal maturities of these notes are as follows:

               Year ended December 31,:
                        1998                              $ 6,972
                        1999                                7,525
                        2000                                8,121
                        2001                                8,766
                        2002                                7,426
                                                          -------
               Principal balance                          $38,810
                                                          =======
4.    Income taxes
------------------

No provision for income taxes is required for 1996 and 1997, since the Company has net operating loss carryforwards.

As of December 31, 1996 and 1997, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                           1996        1997

Deferred tax assets                                    $ 28,300    $ 17,400
Deferred tax assets resulting from loss carryforward    359,400     364,500
Valuation allowance                                    (387,700)   (381,900)
                                                       ---------   ---------

                                                       $      -    $      -
                                                       =========   ========



At December 31, 1997, the Company had a net operating loss for tax purposes of approximately $1,402,000 which, if not utilized, will expire as follows:

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

4.    Income taxes (continued)
------------------------------

                 December 31,
                     2000                         $ 185,000
                     2001                           283,000
                     2002                           112,000
                     2005                           133,000
                     2006                           317,000
                     2007                           166,000
                     2008                            88,000
                     2010                           118,000
                                                    -------

                                                $ 1,402,000
                                                ===========

The net operating loss for financial reporting purposes differs from that for tax purposes primarily due to differences in recording depreciation, the compensatory element of stock options, and common stock issued for services and extinguishment of debt.

5.      Major customers
-----------------------

The following table summarizes sales to major customers for the years ended December 31, 1996 and 1997, respectively.

                           1996                 1997
                           ----                 ----
Customer #1                 84%                  64%
Customer #2                  *                   36%

*  less than 10%


6.      Commitments and contingencies
-------------------------------------

Lease commitments:

The Company has a lease agreement for its office space expiring November 1, 1999. Future minimum lease payments under this lease as of December 31, 1997, are as follows:

            Year ending December 31

                     1998                         $ 13,717
                     1999                           11,431
                                                  --------

                                                  $ 25,148
                                                  ========

Rent expense for the years ended December 31, 1996 and 1997, was $17,002 and $17,932, respectively.

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

6.      Commitments and contingencies (continued)
-------------------------------------------------

Employment agreements:

In June, 1989, the Company entered into three year employment agreements with two officers which contain self-renewing terms, subject to the option of the Company to terminate the self-renewing provision near the end of each three year term. The agreements provide severance benefits under certain conditions, of the greater of two times annual salary or $180,000 each, are payable upon termination of employment. The aggregate estimated contingency under these agreements at December 31, 1997 is $360,000.

7.      Common stock
--------------------

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

Stock options:

On September 27, 1991, the Company granted options to purchase an aggregate of 880,000 shares of common stock to three officers and directors as follows:

      Shares      Option price       Vesting date      Expiration date

      220,000        $0.09           October 1, 1991   September 30, 1997
      220,000         0.11           October 1, 1992   September 30, 1998
      220,000         0.13           October 1, 1993   September 30, 1999
      220,000         0.15           October 1, 1994   September 30, 2000

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

7.      Common stock (continued)
--------------------------------

On November 24, 1992, the Company granted an option to purchase 40,000 shares of the Company's common stock to a director exercisable at $.038 per share.

As of December 31, 1997, none of the above options have been exercised, and no compensation expense has been recorded relating to the options granted. During the year ended December 31, 1997, options to purchase 220,000 shares of the Company's common stock expired.

Stock grants:

During April 1993, the Company issued an aggregate of 60,000 shares of the Company's common stock to two employees, which stock vests one-third each January 1 commencing January 1, 1994. Compensation expense with respect to the above shares is being amortized over the restriction period, resulting in a charge against operations of $570 for 1997.

During February 1996, the Company issued 191,500 shares of common stock to five employees, which stock vests over a period of four years. Compensation expense with respect to the above shares is being amortized over the restriction period, resulting in a charge against operations of $1,663 and $399 for 1996 and 1997, respectively. The remaining deferred compensation of $5,216 was offset against common stock when the unvested shares were returned in 1997.

Common stock to be issued:

Due to the Company's cash flow problems in prior years, the Company agreed to issue stock in order to pay certain accounts payable; however, due to the lack of funds, the Company could not afford to physically issue the shares. All of the shares promised have been issued except for 40,000 shares as consideration for making loans, 40,000 shares for conversion of debt into equity and 699 shares for services rendered for a total of 80,699 shares of common stock to be issued, as of December 31, 1996 and 1997.

Contingent issuance of common stock:

As of December 31, 1997, the Company has agreed to issue 175,500 shares of common stock for the performance of services to the Company valued at between $.025 and $.038 per share. This liability is reflected as accrued salaries until such time as the shares of stock are issued.

In September 1996 the Company entered into a two year consulting agreement with a nonaffiliated entity. Under the agreement the consultant was to provide advice and assistance to the Company in connection with identifying, qualifying and negotiating with candidates for a merger with the Company. As compensation to the advisor, the Company was to issue options to purchase up to 300,000 shares of the Company's common stock at various prices, and warrants to purchase up to 1% of the outstanding common stock.

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

7.      Common stock (continued)
--------------------------------

The Company's obligation to the consultant was intended to be subject to completion of acceptable transactions. The Company considers that obligations of the Company under the agreement have terminated due to nonperformance by the consultant. Certain ambiguities in the agreement could be subject to other interpretation, although the Company would vigorously contest any assertion by the consultant that compensation is owed under the agreement.

8.      Retirement plan
-----------------------

The Company maintains a 401(k) plan for the benefit of substantially all of its employees. The amount of the Company's contribution is determined annually by the Board of Directors. During 1996 and 1997, the Company recognized expense in the amount of $7,924 and $8,632, respectively.





9.      Subsequent event
------------------------

During January 1998, the Company's Board of Directors authorized the issuance of 140,000 shares of the Company's common stock to an employee of the Company. The stock would vest 35,000 shares each January 1, commencing January 1, 1999 for continued employment with the Company.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 18, 1997.

                                                       INFOAMERICA, INC.


                                                       By /s/ Paul Knight
                                                       Paul F. Knight, Principal
                                                       Executive, Financial and
                                                       Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Date           Name and Title           Signature

April 6, 1998  Paul F. Knight,          /s/ Paul F. Knight
               Director

April 6, 1998  Larry J. Salem,          /s/ Larry J. Salem
               Director

               Michael J. Scanlan,
               Director