Form 10-Q
period 1998-03-31
INFOAMERICA INC
filed 1998-05-19
CIK 760497

Page 1
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934




For the Quarter Ended                     Commission File Number

    March 31, 1998                                        0-13338

                               INFOAMERICA, INC.
                          2600 Canton Court, Suite G
                         Fort Collins, Colorado 80525
                          Telephone:  (970) 221-5599



        Colorado                                        84-0853869

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

Yes    x          No

      As of March 31, 1998, Registrant had 3,405,731 shares of its $0.025 par value common stock outstanding. An additional 256,199 shares have been authorized but not issued as of March 31, 1998. After issuing these 256,199 shares, the number of outstanding shares will total 3,661,930.

                                  BALANCE SHEET


                                      ASSETS
                                  March 31, 1998

                                                    Unaudited      Audited
                                                     3/31/98       12/31/97



Current assets:
   Cash                                              $ 66,231       $ 50,255
   Accounts receivable:
     Trade, net of allowance for
        doubtful accounts of $-0-                      40,965         38,632


        Total current assets                          107,196         88,887

Property and equipment, at cost:
   Furniture and fixtures                              35,344         35,344
   Vehicles                                            52,170         52,170
   Computer equipment                                  75,662         75,662
                                                      --------       --------

                                                      163,176        163,176
     Less accumulated depreciation                     87,635         87,635
                                                      --------       --------

        Net property and equipment                     75,541         75,541

Other assets:
   Deposits                                             1,598          1,598
                                                     --------       --------

   Total Assets                                      $184,336       $166,026
                                                     ========       ========

                                INFOAMERICA, INC.
                                  BALANCE SHEET


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  March 31, 1998


                                                          3/31/98       12/31/97
Current liabilities:
   Accounts payable                                     $   5,717     $   10,019
   Accrued salaries and payroll taxes                       4,387          4,387
   Accrued interest                                        52,924         52,924
   Accrued profit sharing plan
     contribution                                          14,543         14,542
   Customer deposits                                       40,000         40,000
   Accrued bonuses and expenses due
     officers                                              50,080         63,925
   Advances Payable to Officers                            11,979         11,979
   Current Portion of Notes Payable                         5,471          6,972
   Unearned Revenue                                        25,000              -
   Convertible notes payable                               15,000         15,000
   Deferred revenue                                        15,000         15,000
                                                       ----------     ----------

        Total current liabilities                         240,101        234,748

Long-term liabilities:
   Convertible notes payable - officers                    50,000         50,000
   Notes Payable-Vehicles                                  31,838         31,838

Total Long Term Liabilities                                81,838         81,838

Stockholders' equity (deficit):
        Preferred stock, $1 par value;
        5,000,000 shares authorized,
        none issued                                            --             --
     Common stock, $.025 par value;
        900,000,000 shares authorized,
        3,542,981 shares (3,351,481
        shares 1995) issued and outstanding                83,356         83,356
     Additional paid-in capital                         1,977,228      1,977,228
     Accumulated deficit                              (2,198,187)    (2,211,144)

        Total stockholders' equity (deficit)            (137,604)      (150,560)
                                                      ----------     ----------

     Total Liabilities & Stockholder Equity            $  184,335     $  166,026
                                                       ==========     ==========

                                INFOAMERICA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    For the Three Months Ended March 31, 1997 and 1998

                                   (Unaudited)

                                         For the QTR    For the QTR        12 Months
                                          end 3/31/97    end 3/31/98     end 12/31/97

Software Sales                                      0         61,199         $490,832

Equipment Sales                                     0              0                0

Consulting and other sales                     76,537         18,094            4,770

Software Support Fees                          52,679         25,000                0
                                           ----------     ----------       ----------

      TOTAL INCOME                            129,216        104,294          495,602
                                           ==========     ==========       ==========

Expenses
      Cost of Eq. Sold                              0              0

      Sales Promotion and
         Advertising                            2,772              0                0

      General & Admin.                        129,474         91,337          497,599
                                           ----------     ----------       ----------

      TOTAL EXPENSES                          132,246         91,337          497,599
                                           ----------     ----------       ----------

Net Income (Loss)                             (3,031)         12,956          (1,997)
                                           ==========     ==========       ==========

Net Income (Loss) Per Share                         *              *                *

Weighted Average                            3,542,981      3,405,731        3,405,731


                                INFOAMERICA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      For the 3 months ended March 31, 1998

                                   (Unaudited)

                                                            Additional
                                    Common Stock             Paid-In       Accumulated
                                 Shares        Amount        Capital         Deficit

Balance, December 31,
   1997                         3,405,731      $88,572      $1,977,228      ($2,211,144)

Profit for the 3
   months ended
   March 31, 1998                     ---          ---             ---           $12,956

Balances,
   March 31, 1998               3,405,731      $88,572      $1,977,228       ($2,198,187)
                                =========      =======      ==========      ============


                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                For the 3 months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                               1998              1997
                                                            ----------         ------

Cash flows from operating activities:
   Net income (loss)                                       $ 12,956          $ (3,031)

Adjustments to reconcile net income (loss)
 to net cash (used in) operations:
   Depreciation and amortization                                                   -
   (Increase) decrease in trade accounts
      receivable                                            (2,333)            22,099
   Increase (decrease) in accounts payable                  (4,308)           (11,683)
   Decrease in salaries payable                            (13,845)              (569)
   Increase (decrease) in accrued liabilities               (1,501)               959
  Decrease in customer deposits                             25,000
          Total Adjustments                                  3,013            (52,500)
                                                                -            ---------

      Net Cash Used in Operations                           15,969            (44,725)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                          ---                ---
   Purchases of property and equipment                         ---              (515)
                                                           -------        -----------

      Net Cash Used in Investing Activities                    ---              (515)

Cash flows from financing activities:
   Payments on lease                                                               --

      Net Cash Used in Financing Activities                    ___                 --
                                                           -------           --------

Net Increase in Cash                                        15,969           (45,240)

Cash Balance at Beginning of Period                         50,255            34,201
                                                          --------           --------

Cash Balance at End of Period                            $  66,231         $ (11,038)
                                                         =========           =========

                               INFOAMERICA, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                March 31, 1998



      1.    Basis of Presentation

            The balance sheet at March 31, 1998, and the statements of operations and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997.

            The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at March 31, 1998, the Company has a working capital deficit of $132,905 and a stockholders' deficit of $137,604. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

            The Company intends to pursue the fast food industry during 1998 in an effort to expand its presence with major chain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

            The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      2.    Income Taxes

            No provision for income taxes is required at March 31, 1998 and 1997 because, in management's opinion, the effective tax rate for the year will be zero.


      3.    Net Income (Loss) per Share

            Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1998 and 1997.

  I.  CHANGES IN FINANCIAL CONDITION

      Working Capital remained stable during the first three months of 1998 due to a breakeven performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1998 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

  II. RESULTS OF OPERATIONS

      Revenues:

            1st Quarter 1998 vs. 1997: 1998 first quarter results declined 19% from 1997 levels as 1997 first quarter results included payment for a major consulting project started in 1995.

      Expenses:

            1st Quarter 1998 vs. 1997: 1998 year-to-date expenses decreased 31% from 1997 levels due primarily to decreased use of outside consulting services and a reduction in staff.

      Income:

            1st Quarter 1998 vs. 1997: 1998 year-to-date profit increased $15,987 from 1997 levels reflecting reduced expenses.

  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

            A.    Exhibits -- None








                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INFOAMERICA, INC.


  Date:   May 19, 1998                          /s/   Paul F. Knight
        ----------------------                  -------------------------

                                                Paul F. Knight, President and
                                                   Chief Financial Officer