Form 10-Q
period 1998-06-30
INFOAMERICA INC
filed 1998-08-12
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934




For the Quarter Ended                     Commission File Number

    June 30, 1998                                         0-13338

                               INFOAMERICA, INC.
                          2600 Canton Court, Suite G
                         Fort Collins, Colorado 80525
                          Telephone:  (970) 221-5599



        Colorado                                        84-0853869

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

Yes    x          No

As of June 30, 1998, Registrant had 3,581,231 shares of its $0.025 par value common stock issued and outstanding. An additional 80,699 shares have been authorized but not issued as of June 30, 1998. After issuing these 80,699 shares, the number of outstanding shares will total 3,661,930.

                                      BALANCE SHEET

                                      ASSETS
                                   June 30, 1998

                                                          Unaudited      Audited
                                                          6/30/98       12/31/97



Current assets:
   Cash                                                $ (13,841)       $ 50,255
   Accounts receivable:
     Trade, net of allowance for
        doubtful accounts of $-0-                         117,414         38,632


        Total current assets                              103,573         88,887

Property and equipment, at cost:
   Furniture and fixtures                                  35,344         35,344
   Vehicles                                                52,170         52,170
   Computer equipment                                      75,662         75,662
                                                         --------       --------

                                                          163,176        163,176
     Less accumulated depreciation                         92,835         87,635
                                                         --------       --------

        Net property and equipment                         70,341         75,541

Other assets:
   Deposits                                                 1,598          1,598
                                                         --------       --------

   Total Assets                                          $175,513       $166,026
                                                         ========       ========

                                    INFOAMERICA, INC.
                                      BALANCE SHEET


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                   June 30, 1998


                                                            6/30/98     12/31/97
Current liabilities:
   Accounts payable                                     $   5,717     $   10,019
   Accrued salaries and payroll taxes                       4,387          4,387
   Accrued interest                                        52,924         52,924
   Accrued profit sharing plan
     contribution                                          14,543         14,542
   Customer deposits                                       40,000         40,000
   Accrued bonuses and expenses due
     officers                                              50,080         63,925
   Advances Payable to Officers                            11,979         11,979
   Current Portion of Notes Payable                             -          6,972
   Convertible notes payable                               15,000         15,000
   Deferred revenue                                        15,000         15,000
                                                       ----------     ----------

        Total current liabilities                         209,630        234,748

Long-term liabilities:
   Convertible notes payable - officers                    50,000         50,000
   Notes Payable-Vehicles                                  35,509         31,838

Total Long Term Liabilities                                85,509         81,838

Stockholders' equity (deficit):
        Preferred stock, $1 par value;
        5,000,000 shares authorized,
        none issued                                            --             --
     Common stock, $.025 par value;
        900,000,000 shares authorized,
        3,581,231 shares issued and outstanding            83,356         83,356
     Additional paid-in capital                         1,977,228      1,977,228
     Accumulated deficit                              (2,180,211)    (2,211,144)

        Total stockholders' equity (deficit)            (119,627)      (150,560)
                                                      ----------     ----------

     Total Liabilities & Stockholder Equity            $  175,513     $  166,026
                                                       ==========     ==========

                                     INFOAMERICA, INC.

                                  STATEMENT OF OPERATIONS

                      For the Six Months Ended June 30, 1997 and 1998

                                        (Unaudited)

                     For the Qtr.     For the Qtr.     For the 6       For the 6
                        Ended            Ended         Mos. Ended     Mos. Ended
                       6/30/98          6/30/97          6/30/98         6/30/97

Software Development   66,096            81,530          127,294        158,067

Support Fees           63,865            53,250           88,865        105,750

Royalty Income         12,416               500           12,416            500

Interest                                     75                 -           254

Miscellaneous                               600           18,094            600

    TOTAL INCOME     $142,375       $   135,955       $  246,669     $  265,171
                    ===========     ===========      ==========       ==========

Expenses

  Sales Promotion
      & Advertising         -               500              -            3,228

 General & Admin.     124,399           116,346         215,736         245,866

                      --------       ----------     ------------   ------------


    TOTAL EXPENSES   $124,399         $ 116,846     $ 215,736         $ 249,094

                     --------        ----------     ---------        ----------
Net Income (Loss)    $ 17,976        $   19,109      $ 30,933          $ 16,078
                     ========         ==========    ==========       ==========

Net Income (Loss)
      Per Share     $   .005           $  .005       $  .009          $   .004
                    ==========        ==========    ==========         =======
Weighted Avg.
Shares              3,581,231         3,542,981      3,581,231        3,542,981

                                        (Unaudited)

                                     INFOAMERICA, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           For the 6 months ended June 30, 1998

                                        (Unaudited)

                                                                    Additional
                            Common Stock             Paid-In       Accumulated
                         Shares        Amount        Capital         Deficit

Balance, December 31,
   1997                 3,405,731      $88,572      $1,977,228      $(2,211,144)

Profit for the 6
   months ended
   June 30, 1998          175,500          ---             ---           $30,933

Balances,
   June 30, 1998        3,581,231      $88,572      $1,977,228      $(2,180,211)
                        =========      =======      ==========      ============

                                     INFOAMERICA, INC.

                                  STATEMENT OF CASH FLOWS

                       For the 6 months ended June 30, 1997 and 1998

                                        (Unaudited)


                                                     1997              1998
                                                  ----------         ------

Cash flows from operating activities:
   Net income (loss)                              $ 16,078          $ 30,933

Adjustments to reconcile net income
 (loss) to net cash (used in) operations:
   Depreciation and amortization                         -             5,200
   (Increase) decrease in trade accounts
      receivable                                    63,065            (78,782)
   (Increase) decrease in other current
assets                                              17,965                 -
   Increase (decrease) in accounts payable         (12,683)           (4,302)
   Decrease in salaries payable                       (569)                -
   Increase (decrease) in accrued liabilities       (5,324)          (20,817)
   Decrease in customer
   deposits                                        (78,750)                -
      Total Adjustments                            (16,296)          (98,701)
                                                  ---------           -------

      Net Cash Used in Operations                     (218)          (67,768)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                ---                ---
   Purchases of property and equipment              (2,293)            3,671
                                                  -------------      --------

      Net Cash Used in Investing Activities         (2,293)            3,671

Cash flows from financing activities:
   Payments on notes payable                           ---                ---
                                                  ---------          ---------

      Net Cash Used in Financing Activities            ---                ---
                                                  ---------          ---------

Net Decrease in Cash                                (2,511)          (64,096)

Cash Balance at Beginning of Period                 34,201            50,255
                                                  --------            -------

Cash Balance at End of Period                     $ 31,691          $(13,841)

                               INFOAMERICA, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                 June 30, 1998



      1.    Basis of Presentation

            The balance sheet at June 30, 1998, and the statements of operations and cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997.

            The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at June 30, 1998, the Company has a working capital deficit of $106,057 and a stockholders' deficit of $119,626.

            The Company intends to pursue the fast food industry during 1998 in an effort to establish pilot programs with major chain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

            The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      2.    Income Taxes

            No provision for income taxes is required at June 30, 1998 and 1997 because, in management's opinion, the effective tax rate for the year will be zero.


      3.    Net Income (Loss) per Share

            Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the six month period ended June 30, 1998 and 1997.

  I.  CHANGES IN FINANCIAL CONDITION

      Working Capital improved during the first six months of 1998 due to the nominal profit performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1998 as new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

      The Company is actively seeking a company in order to complete a reverse merger. The goal of this merger is to add value to the Company's common stock and create value for the shareholders.

  II. RESULTS OF OPERATIONS

      Revenues:

            Year-to-date 1998 vs. 1997: 1998 YTD results declined 7% from 1997 levels as 1997 six month results included payment for a major consulting project started in 1995.

      Expenses:

            Year-to-Date 1998 vs. 1997: 1998 year-to-date expenses decreased 13% from 1997 levels due primarily to decreased use of outside consulting services.

      Income:

            Year-to-Date 1998 vs. 1997: 1998 year-to-date profit increased $ 14,855 from 1997 levels reflecting expense reductions at a rate higher than the decline in revenues.

  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

            A.    Exhibits -- None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INFOAMERICA, INC.


  Date:August 12, 1998                      /s/Paul F. Knight
                                           -----------------------------
                                          Paul F. Knight, President and
                                             Chief Financial Officer