Form 10-Q
period 1998-09-30
INFOAMERICA INC
filed 1998-11-13
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




     For the Quarter Ended                      Commission File Number
       September 30, 1998                              0-13338

                                INFOAMERICA, INC.
                           2600 Canton Court, Suite G
                          Fort Collins, Colorado 80525
                            Telephone: (970) 221-5599



        Colorado                                       84-0853869
 ----------------------                             ------------------
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

Yes   [X]        No  [ ]

As of September 30, 1998, Registrant had 5,216,410 shares of its $0.025 par value common stock issued and outstanding.

                                  BALANCE SHEET

                                     ASSETS
                               September 30, 1998

                                                                Unaudited       Audited
                                                                 9/30/98        12/31/97
                                                                 -------        --------

Current assets:
    Cash .................................................   $    34,327    $    50,255
    Accounts receivable:
        Trade, net of allowance for
           doubtful accounts of $-0- .....................        90,609         38,632
                                                             -----------    -----------
           Total current assets ..........................       124,936         88,887

Property and equipment, at cost:
    Furniture and fixtures ...............................        35,344         35,344
    Vehicles .............................................        52,170         52,170
    Computer equipment ...................................        75,662         75,662
                                                             -----------    -----------
                                                                 163,176        163,176
        Less accumulated depreciation ....................        95,434         87,635
                                                             -----------    -----------
           Net property and equipment ....................        67,741         75,541

Other assets:
    Deposits .............................................         1,598          1,598
                                                             -----------    -----------
    Total Assets .........................................   $   194,275    $   166,026
                                                             ===========    ===========






























                                INFOAMERICA, INC.
                                  BALANCE SHEET

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                               September 30, 1998

                                                                 9/30/98       12/31/97
                                                                 -------       --------
Current liabilities:
    Accounts payable .....................................   $     5,717    $    10,019
    Accrued salaries and payroll taxes ...................          --            4,387
    Accrued interest .....................................        56,548         52,924
    Accrued profit sharing plan
        contribution .....................................        14,543         14,542
    Customer deposits ....................................        40,000         40,000
    Accrued bonuses and expenses due
        officers .........................................        50,080         63,925
    Advances Payable to Officers .........................        11,979         11,979
    Current Portion of Notes Payable .....................          --            6,972
    Convertible notes payable ............................          --           15,000
    Deferred revenue .....................................        15,000         15,000
                                                             -----------    -----------
           Total current liabilities .....................       193,868        234,748

Long-term liabilities:
    Convertible notes payable - officers .................          --           50,000
    Notes Payable-Vehicles ...............................        33,709         31,838
                                                             -----------    -----------
Total Long Term Liabilities ..............................        33,709         81,838

Stockholders' equity (deficit):
           Preferred stock, $1 par value;
           5,000,000 shares authorized,
           none issued ...................................          --             --
        Common stock, $.025 par value;
           900,000,000 shares authorized,
           5,216,410 shares issued .......................       128,623         83,356
        Additional paid-in capital .......................     2,005,772      1,977,228
        Accumulated deficit ..............................    (2,167,698)    (2,211,144)
                                                             -----------    -----------
           Total stockholders' equity (deficit) ..........       (33,301)      (150,560)
                                                             -----------    -----------

        Total Liabilities & Stockholder Equity ...........   $   194,275    $   166,026
                                                             ===========    ===========


                               INFOAMERICA, INC.

                             STATEMENT OF OPERATIONS

              For the Nine Months Ended September 30, 1998 and 1997

                                   (Unaudited)

                                       For the Qtr.   For the Qtr.     For the 9           For the 9
                                          Ended          Ended        Mos. Ended          Mos. Ended
                                         9/30/98        9/30/97         9/30/98             9/30/97
                                       ----------     -----------     ----------          ----------
Software Income ................     $   115,971         124,193           344,546             282,760

Interest .......................           1,240             186             1,240                 440

Miscellaneous ..................           1,800           7,670            19,894             114,020
                                        --------       ---------         ---------           ---------
        TOTAL INCOME ...........     $   119,011      $  132,049        $  365,681          $  397,221
                                        ========       =========         =========           =========
Expenses

  Sales Promotion
        & Advertising ..........            --               721             --                  4,215

 General & Admin ...............         106,499         100,433           322,235             346,033
                                        --------       ---------         ---------           ---------
        TOTAL EXPENSES..........      $  106,499      $  101,154        $  322,235          $  350,248
                                        --------       ---------         ---------           ---------

Net Income (Loss) ..............      $   12,512      $   30,895        $   43,446          $   46,973
                                        ========       =========         =========           =========

Net Income (Loss)
        Per Share ..............      $     .003      $     .009        $     .012          $     .013
                                        ========       =========         =========           =========

Weighted Avg. Shares ...........       3,660,000       3,660,000         3,660,000           3,660,000




                                INFOAMERICA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the 9 months ended September 30, 1998

                                   (Unaudited)

                                             Common Stock         Additional
                                        ----------------------     Paid-In    Accumulated
                                        Shares          Amount     Capital      Deficit
                                        ------          ------    ----------  -----------
Balance, December 31,
     1997 .......................     3,405,731   $    83,356   $ 1,977,228   ($2,211,144)

Common Stock issued
 as compensation to employees
 and consultants at $.038 and $.025
 per share ......................     1,810,679   $    45,267   $    15,120


Profit for the 9
     months ended
     September 30, 1998 .........                                             $    43,446
                                     ----------     ---------     ---------    ----------
Balances,
     September 30, 1998 ..........    5,216,410   $   128,623   $ 2,005,772   $(2,167,698)
                                     ==========     =========     =========    ==========


                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

               For the 9 months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                       1997         1998
                                                                       ----         ----
Cash flows from operating activities:
    Net income (loss) ..........................................    $ 46,973     $ 43,446

Adjustments  to reconcile  net income  (loss)
 to net cash  provided by (used in) operations:
    Common stock issued for services ...........................        --           --
      Depreciation and amortization ............................        --          7,799
    (Increase) decrease in trade accounts
         receivable ............................................      66,944      (51,977)
    (Increase) decrease in other current assets ................        --           --
    Increase (decrease) in accounts payable ....................     (12,683)      (4,302)
    Decrease in salaries payable ...............................        (569)     (13,845)
    Increase (decrease) in accrued liabilities .................     (11,466)       8,049
    Decrease in customer deposits ..............................     (82,250)        --
                                                                    --------     --------
Total Adjustments ..............................................     (40,024)     (54,276)
                                                                    --------     --------
         Net Cash Provided by (Used in) Operations .............       6,949      (10,830)

Cash flows from investing activities:
    Proceeds from sale of fixed assets .........................        --           --
    Purchases of property and equipment ........................      (2,293)        --
                                                                    --------     --------
         Net Cash Used in Investing Activities .................      (2,293)        --

Cash flows from financing activities:
    Payments on notes payable ..................................        --         (5,101)
                                                                    --------     --------

         Net Cash Used in Financing Activities .................        --         (5,101)
                                                                    --------     --------

Net Decrease in Cash ...........................................       4,656      (15,928)

Cash Balance at Beginning of Period ............................      34,201       50,255
                                                                    --------     --------
Cash Balance at End of Period ..................................    $ 38,858     $ 34,327


                                INFOAMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


                               September 30, 1998



     1. Basis of Presentation

     The balance sheet at September 30, 1998, and the statements of operations and cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at September 30, 1998, the Company has a working capital deficit of $68,932 and a stockholders' deficit of $33,301.

     The Company has pursued the fast food industry during 1998 in an effort to establish pilot programs with major chain accounts for the Company's order entry software. The Company intends to attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these cost cutting and revenue generating strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations. (See Note 4 below)

     The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     2. Income Taxes

     No provision for income taxes is required at September 30, 1998 and 1997 because, in management's opinion, the effective tax rate for the year will be zero.

     3. Net Income (Loss) per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the nine month period ended September 30, 1998 and 1997.

     4. Subsequent Event

     The Company anticipates that it will enter into a contract to acquire three privately held corporations which together own and operate a small cable television business in Tehachapi, California. The Company believes this cable business has a value in excess of $2.0 million. In connection with the anticipated transaction, the Company would issue securities equivalent to approximately 80% of the Company's voting common stock. Following the transaction, the Company would assume operation of the cable television business. Upon completion of the transaction, which would be expected during the fourth quarter, the present officers and directors would be replaced by management of the acquired corporations. At the time of completion of the transaction, the Company would sell the assets utilized by the Company to its present management in consideration of cancellation of obligations owed to such persons, surrender of securities owned and termination of long term employment contracts and options. There is no assurance such a transaction will be completed as anticipated.

     I. CHANGES IN FINANCIAL CONDITION

     Working Capital improved during the first nine months of 1998 due to the nominal profit performance. It is anticipated that the Company's financial condition will remain the same during the balance of 1998 if new fast food contracts are realized. If revenues do not materialize as expected, the Company will seek investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

     The Company is actively seeking a company in order to complete a reverse merger. The goal of this merger is to add value to the Company's common stock and create value for the shareholders.

     II. RESULTS OF OPERATIONS

     Revenues:

          Year-to-date 1998 vs. 1997: 1998 YTD results declined 8% from 1997 levels as 1997 nine month results included payment for a major consulting project started in 1995.

     Expenses:

          Year-to-Date 1998 vs. 1997: 1998 year-to-date expenses decreased 8% from 1997 levels due primarily to decreased use of outside consulting services.

         Income:

          Year-to-Date 1998 vs. 1997: 1998 year-to-date profit decreased $3,527 from 1997 levels as expenses did not decline as rapidly as revenues.

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

          A. Exhibits -- None






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INFOAMERICA, INC.


Date: November __, 1998                           /s/ Paul F. Knight
                                                  ------------------------------
                                                  Paul F. Knight, President and
                                                  Chief Financial Officer