Form 10QSB/A
period 1998-09-30
INFOAMERICA INC
filed 1999-03-29
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


     5.  Year 2000 Compliance

     As of September 30, 1998, the Company was in the process of upgrading its proprietary Touchware 5.0 software package to be year 2000 compliant and reviewing Y2K issues affecting its business. It is anticipated that all customers will be upgraded to the new Y2K version of the Company's software by June, 1999. Costs associated with completing this Y2K upgrade are expected not to exceed $20,000. This has been an important development project as one of the Company's largest customers has made it a requirement that Touchware 5.0 software product be Y2K compliant by January 31, 1999. At the present time, this development effort is proceeding as planned and the Company's anticipates successfully completing the conversion to Y2K compliance by January 31, 1999. We have employed outside consultants to assist in this compliance process and none of these experts believe there will be any problem complying with Y2K specifications. The Company's internal systems are totally manual and will not be impacted by Y2K computer software problems. The Company does not anticipate that Y2K readiness of the computer systems of its suppliers or customers will affect the Company's business; however, like all businesses, and particularly businesses in the technology sector, the Company can give no assurances that it will not be adversely affected by Y2K problems of others.

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



                                                  INFOAMERICA, INC.


Date: March __, 1998                              /s/ Paul F. Knight
                                                  ------------------------------
                                                  Paul F. Knight, President and
                                                  Chief Financial Officer