Form 10KSB40
period 1998-12-31
INFOAMERICA INC
filed 1999-03-31
CIK 760497

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended December 31, 1998
     Commission File Number 0-13338

                                INFOAMERICA, INC.

                 Colorado                                 84-0853869
           ---------------------                      ------------------
          (State or other juris-                     (IRS Employer
           diction of incorpora-                      Identification No.)
           tion or organization)

                                2600 Canton Court
                                     Suite G
                          Fort Collins, Colorado 80525
                          ----------------------------
                                 (970) 221-5599

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for fiscal year 1998 were $504,825. The aggregate market value of the Registrant's voting stock held as of December 31, 1998 by nonaffiliates of the Registrant was $0.00.

As of March 24, 1999, Registrant had 5,214,521 shares of its $0.025 par value common stock issued and outstanding.

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

     During 1998, the Company actively pursued merger opportunities as a method to provide liquidity to shareholders. Based on events during the second half of 1998, the Company anticipates that it will enter into a contract to acquire three privately held corporations which together own and operate a small cable television business in Tehachapi, California. The Company believes this cable business has a value in excess of $2.0 million. In connection with the anticipated transaction, the Company would issu securities equivalent to approximately 80% of the Company's voting common stock. Following the transaction, the Company would assume operation of the cable television business. Upon completion of the transaction, which would be expected during the first quarter of 1999, the present officers and directors would be replaced by management of the acquired corporations. At the time of completion of the transaction, the Company would sell the assets utilized by the Company to its present management in consideration of cancellation of obligations owed to such persons, surrender of securities owned and termination of long term employment contracts and options. There is no assurance such a transaction will be completed as anticipated.

     (b) Financial Information About Industry Segments. Since inception the Company's revenues, operating profits and losses and identifiable assets have been attributable to one industry segment-the production, marketing, consulting and operation of touch screen, interactive video information systems and software.

     (c) Narrative Description of Business. The Company's primary business has been consulting to the fast food industry and licensing of software to operate touch sensitive computer systems targeted for the fast food industry.

          (i)  Product, Marketing and Sales.

Product

     General. The current version of the Company's DOS based software has been designated as Touchware-5.0. The Touchware-5.0 software activates a Point of Sale (POS) terminal for use by either a clerk or a customer when a user touches the video monitor. Once a touch is made, the video monitor displays several options the user can select from, called a "menu". Using a menu type approach, the user can view and select from a series of displays on the monitor. This allows users to move quickly from general categories to the specific information being sought. This process, from general to specific, is accomplished by a series of well organized menus controlled by the Touchware-5.0 software. The Touchware-5.0 software permits a user to have easy access to computer-based information as well as place orders in a retail environment. The Company believes that its software, coupled with touch screen, color graphics based hardware, is simple to use and is considered "user friendly".

     Benefits of the System. The Company believes that its software executing on a POS or Customer Activated Terminal (CAT) allows fast food clerks and customers to place their orders more accurately and faster compared to more traditional ordering methods. Additionally, with increases in the minimum wage, employee health care costs and difficulty in hiring qualified personnel, fast-food operators are searching for methods to improve the productivity of an increasingly expensive labor supply.

     CATs, in particular, seem to offer the benefit of handling the same or more customers without adding additional labor. Also, the CAT has provided the following benefits to fast-food operators: 1) improved customer satisfaction, and 2) perceived faster speed of service.

Marketing and Sales

     The Company developed the Touchware-5.0 software product to satisfy the needs of the fast-food industry. The Company has been marketing products directly to major chain fast food accounts. The Company's continued success will depend on its ability to market the Touchware-5.0 software to the fast-food industry. As of December 31, 1998, the Company has installations and pilots in progress within the fast-food industry. There is no assurance that the Company will be successful with its fast food product.

     Additionally, the Company has not had the financial resources required to either develop and/or port the Touchware-5.0 product to the Windows operating system from DOS. The inability to offer a Windows product is beginning to have a significantly negative impact on the Company's sales and marketing efforts as well as the ability to attract talented software engineers. Without development of a Windows based product, the Company's future is uncertain.

     Exclusive Licensees.

     Not applicable

     Other Marketing Arrangements.

          (i) Status of Product. As of December 31, 1998, the Company continues to enhance the Touchware-5.0 software product for the fast-food industry.

          (ii) Raw Materials. Not applicable.

          (iii) Patents, Trademarks and Licenses. The Company received a patent on a unique feature of its Touchware 5.0 software technology during 1998. The Company has registered its trade names and service mark with the U.S. Patent and Trademark Office. The Company has received copyrights on its Touchware-200 and 300 software products from the U.S. Copyright Office.

          (iv) Seasonality. The Company's business is not seasonal in nature.

          (v) Working Capital Items. The nature of the Company's business does not require that it carry significant amounts of inventory or that it be prepared to meet rapid delivery requirements of customers or that it provide extended payment terms to customers; and, therefore, such considerations do not mandate that the Company maintain a significant working capital position.

          (vi) Customer Dependence. In 1998, the Company received 95% of its total revenue from three customers.

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

          The Company's ability to compete effectively against new entrants will depend on its ability to capitalize on its experience, current reputation, existing software and customer base. It is imperative that the Company develop a Windows based version of its Touchware-5.0 software to remain competitive in the market.

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

          (xiii) Employees. On December 31, 1998, the Company employed three persons on a full-time basis including its two corporate officers. The Company also utilizes, on a part-time basis, approximately 10 technical and management consultants who work with the Company on an as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. Approximately 51% of the Company's revenues are derived from software licenses and support fees generated by companies conducting business in foreign countries.

     The Company anticipates that it will enter into a contract to acquire three privately held corporations which together own and operate a small cable television business in Tehachapi, California. The Company believes this cable business has a value in excess of $2.0 million. In connection with the anticipated transaction, the Company would issue securities equivalent to approximately 80% of the Company's voting common stock. Following the transaction, the Company would assume operation of the cable television business. Upon completion of the transaction, which would be expected during the second quarter of 1999, the present officers and directors would be replaced by management of the acquired corporations. At the time of completion of the transaction, the Company would sell the assets utilized by the Company to its present management in consideration of cancellation of obligations owed to such persons, surrender of securities owned and termination of long term employment contracts and options. There is no assurance such a transaction will be completed as anticipated.

ITEM 2.   PROPERTIES

     Since September 1985, the Company has leased approximately 2,000 square feet of office space in Fort Collins, Colorado under a lease that expires November 1, 1999. The current monthly lease payment is $1,616.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. On March 15, 1985 the Company completed a public offering of 160,000,000 shares of its common stock (on a reverse split basis, the shares offered were 640,000). The common stock has not traded since 1987 as there are no market makers for the shares.

     (b) Holders. As of December 31, 1998, the Company had approximately 982 shareholders of record.

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

                                              Year Ended December 31,
                                         ------------------------------------
                                         1998            1997            1996
                                         ----            ----            ----

Revenues .......................      $ 504,825       $ 495,602       $ 732,345
Income(loss) ...................         37,665          (1,997)         31,305
Income (loss)
 per common share ..............            .01            *                .01
Total assets ...................        237,334       $ 166,026       $ 159,208
Long-term
obligations ....................      $  24,313       $  81,838       $  50,000
Working capital
         (deficit) .............      $ (86,104)      $(145,861)      $(130,052)

* Less than $.01 per share.


Liquidity and Capital Resources.

     General.

     In 1990, the Company began developing a software product specifically targeted for the fast-food industry. The Company's financial success in 1999 and beyond will depend on its ability to continue development of this product, Touchware-5.0, and customer acceptance.

     During 1996, the Company began development work on a new product for a major fast food chain. The arrangement with this customer involves a combination of development and licensing fees. The development fees from this customer allowed the Company to operate during 1996 and 1997 and license fees coupled with support fees were critical to the Company's stability during 1998.

     The Company is continuing to pursue other chain business. There is no assurance that the Company will be successful in negotiating additional chain agreements in order to sustain operations after the conclusion of this development work.

     During 1992 and 1993, the Company raised $15,000 in the form of long term convertible debt to help finance operations. The lenders loaned the Company a total of $15,000 in return for the right to either (a) convert the debt into 63,000 shares of the Company's outstanding common stock (which number of shares shall be increased by an amount equal to 1% of all the Company shares purchased by officers or directors of the Company by exercising existing stock options before conversion of the Note) or (b) convert the debt into 31,500 shares of the Company's outstanding common stock (which number of shares shall be increased by an amount equal to 1% of all the Company shares purchased by officers or directors of the Company by exercising existing stock options before conversion of the Note) and receive $25,000 in cash. During 1998, the lenders agreed to convert the long term debt into 63,000 shares of the Company's common stock. Although the Company is hopeful that fund raising/revenue generating strategies will be successful, there is no assurance that success will be achieved.

     In September 1996 the Company entered into a two year consulting agreement with a nonaffiliated entity. Under the agreement the consultant was to provide advice and assistance to the Company in connection with identifying, qualifying and negotiating with candidates for a merger with the Company for the purpose of restructuring the Company's capitalization, initiating and expanding public trading and improving shareholder liquidity with the goal of assisting the Company to raise shareholder values. As compensation to the advisor, the Company was to issue options to purchase up to 300,000 shares of the Company's common stock at various prices, and warrants to purchase up to 1% of the outstanding common stock. The Company also agreed to pay cash transaction advisory fees and to reimburse the consultant for certain expenses. The Company's obligation to the consultant was intended to be subject to completion of acceptable transactions. The consultant brought one potential acquisition or merger candidate to the attention of the Company which the Company and the consultant concluded would be unacceptable. The consultant did not provide additional advisory services to the Company and the Company considers that obligations of the Company under the agreement have terminated due to nonperformance by the consultant. Certain ambiguities in the agreement could be subject to other interpretation, although the Company would vigorously contest any assertion by the consultant that compensation is owed under the agreement.

1998 Review

     During 1998, the Company continued to devote its efforts to developing and piloting its POS and CAT products for the fast food industry. One customer began a small rollout of the Company's POS product resulting in license and support fees. The Company's working capital position should be stable during 1999 resulting primarily from ongoing product development and support contracts and to a lesser degree license fees.

     During 1998, the Company actively pursued merger opportunities as a method to provide liquidity to shareholders. Based on the events during the second half of 1998, the Company anticipates that it will enter into a contract to acquire three privately held corporations which together own and operate a small cable television business in Tehachapi, California. The Company believes this cable business has a value in excess of $2.0 million . In connection with the anticipated transaction, the Company would issue securities equivalent to approximately 80% of the Company's voting common stock. Following the transaction, the Company would assume operation of the cable television business. Upon completion of the transaction, which would be expected during the first quarter of 1999, the present officers and directors would be replaced by management of the acquired corporations. At the time of completion of the transaction, the Company would sell the assets utilized by the Company to its present management in consideration of cancellation of obligations owed to such persons, surrender of securities owned and termination of long term employment contracts and options. There is no assurance such a transaction will be completed as anticipated.

1997 Review

     During 1997, the Company devoted its efforts to developing and piloting its POS and CAT products for the fast food industry.

     Capital Resources. As of December 31, 1998, the Company had no capital commitments.

Results of Operations

     1998 Compared to 1997

     Revenues. Total revenues of $504,825 for 1998 were essentially flat with 1997 reflecting the same basic strategy of offering consulting services and limited development of product for fast food customers.

     Expenses. Total expenses including interest decreased 6% from 1997 levels due to the reduction in employees.

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

Year 2000 Compliance

     As of December 31, 1998, the Company was in the process of upgrading its proprietary Touchware 5.0 software package to be year 2000 compliant and reviewing Y2K issues affecting its business. It is anticipated that all customers will be upgraded to the new Y2K version of the Company's software by June, 1999. Costs associated with completing this Y2K upgrade are expected not to exceed $20,000. This has been an important development project as one of the Company's largest customers has made it a requirement that Touchware 5.0 software product be Y2K compliant by June 30, 1999. At the present time, this development effort is proceeding as planned and the Company's anticipates successfully completing the conversion to Y2K compliance by June 30, 1999. We have employed outside consultants to assist in this compliance process and none of these experts believe there will be any problem complying with Y2K specifications. The Company's internal systems are totally manual and will not be impacted by Y2K computer software problems. The Company does not anticipate that Y2K readiness of the computer systems of its suppliers or customers will affect the Company's business; however, like all businesses, and particularly businesses in the technology sector, the Company can give no assurances that it will not be adversely affected by Y2K problems of others.

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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The name, position with the Company and the age of each officer and director, and the period during which each officer and director has served are as follows:

                                                           Director
Name and Position                      Age                  Since
-----------------                      ---                 --------

Paul F. Knight                          51                   1981
(President, Treasurer and
 Director)

Larry J. Salmen                         51                   1981
(Vice President, Secretary
 and a Director)

Michael J. Scanlan                      58                   1984
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

     The following is a brief account of the business experience during the past five years of each director and executive officer:

                                   Principal Occupation
Name                               During the Last Five Years
----                               --------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows all compensation paid by the Company during the fiscal years ended December 31, 1998, 1997 and 1996 to all executive officers:

                           SUMMARY COMPENSATION TABLE

NAME AND          YEAR    SALARY    BONUS ($)    RESTRICTED   OPTIONS
PRINCIPAL                  ($)                     STOCK      SARs(#)
POSITION                                         AWARDS ($)
---------         ----  ---------   --------     ----------   -------
Paul              1998  $92,400(3)    --            --           --
1997                    $90,363(1)    --            --           --
CEO               1996  $84,061(2)    --            --           --

Larry             1998  $91,200(6)    --            --           --
Salmen            1997  $90,061(4)    --            --           --
COO               1996  $85,982(5)    --            --           --


     (1) All salaries were cash compensation except for $8,400 that was unpaid as of December 31, 1997.

     (2) All salaries were cash compensation except for $6,336 that was unpaid as of December 31, 1996.

     (3) All salaries were cash compensation except for $11,600 that was unpaid as of December 31, 1998 and $13,072 that was paid in advance during 1997.

     (4) All salaries were cash compensation except for $19,944 that was unpaid as of December 31, 1997.

     (5) All salaries were cash compensation except for $422 that was unpaid as of December 31, 1996.

     (6) All salaries were cash compensation except for $22,100 that was unpaid as of December 31, 1998 and $11,544 that was paid in advance during 1997.

Compensation Pursuant to Plans.

     In addition to the 1984 Incentive Stock Option Plan described below under Section (b)(4), the Company also has a 401K plan that was instituted in 1989. The basic elements of the Company's 401K plan are outlined below:

     1.  Employee   contributions   are  voluntary  and  participants  may  make
discretionary nontax-deductible contributions.

     2.  Employee   participants  may  not  make  discretionary  non  deductible contributions.

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

Options

     Although no formal plan exists, the Company has in the past and may in the future make grants of common stock to qualified employees as additional and incentive compensation. During 1991, the Company granted non-qualified options to the Company's officers and directors. To date, none of the options have been exercised. The following table presents further information concerning these options:
                                        Grant         Expiration
                   Shares   Price       Date          Date
                   ------   -----       -----         -----------

Mr. Knight         100,000   .13        10/1/91       September 30, 1999
Mr. Knight         100,000   .15        10/1/91       September 30, 2000
Mr. Salmen         100,000   .13        10/1/91       September 30, 1999
Mr. Salmen         100,000   .15        10/1/91       September 30, 2000
Mr Scanlan          20,000   .13        10/1/91       September 30, 1999
Mr Scanlan          20,000   .15        10/1/91       September 30, 2000

     During 1996, the Company issued 191,500 shares to five employees not including executive officers. These shares were to vest over a three to four year period based on the employee's continued employment with the Company. During 1997, 137,250 of the 191,500 shares were returned to the Company's treasury due to employees leaving the Company prior to the vesting requirements being satisfied. An additional 2,500 shares were returned to the Company's treasury during 1998.


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

     No options to purchase any securities from the Company were granted to or exercised by any executive officer of the Company under the 1984 Incentive Stock Option Plan during the fiscal year ended December 31, 1998 and there were no outstanding options held by any executive officer on that date.

Other Compensation.

     The Company pays each officer (Mr. Knight and Mr. Salmen) incidental compensation from time to time, consisting primarily of reimbursement for business-related activities on behalf of the Company. The aggregate of all such other compensation did not exceed 10% of the cash compensation reported for the fiscal year ended December 31, 1998.

Compensation of Directors

     Standard Arrangements. In 1992, Mr. Scanlan was not paid for attending director meetings; however, he received a stock option entitling him to acquire up to 40,000 restricted shares at a per share price of $.038. In 1993, the board approved compensating Mr. Scanlan with 3,500 shares of restricted common stock for attending each board meeting. Since 1993, Mr Scanlan has earned a total of 49,000 shares that were issued during 1998.

     Other Arrangements. The Directors authorized the issuance of two convertible notes in the amount of $25,000 each for compensation due officers but unpaid during 1992. These two notes were issued during 1994. Each note, could be converted into 657,895 shares of common stock ($.038 per share) or repaid in cash with interest. Each note has interest payable at the rate of 19% per annum. During 1998, both $25,000 notes were converted into the prescribed number of shares and $3,400 of interest was converted into 140,00 shares ($.025 per share). Interest of $51,125 is still due the officers.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows as of December 31, 1998, the shares of the Company's $.025 par value common stock beneficially owned by each director of the Company, by all the officers and directors as a group, and by each person known to the Company who owns more than 5% of the Company's common stock.

                                          Amount of Beneficial
Name and Address                             Ownership (1)      Percent of Class
----------------                          --------------------  ----------------
Paul F. Knight .......................         1,658,710(2)            31.8%
Larry J. Salmen ......................         1,621,819(2)            31.1%
Michael Scanlan ......................           188,000(2)             3.6%
All Officers and Directors
as a Group (Three Persons) ...........         3,468,529(2)            66.5%

--------------

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

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements:

           The financial information beginning on page F-1 is filed as part of this report:

     (a)(2) Schedules:

          none

     (b) 8-K Reports:

          none

     (c) Exhibits:

          Exhibit 27 - Financial Data Schedule

                                INFOAMERICA, INC.


                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants...........................F-2

Balance Sheet - December 31, 1997 and 1998...................................F-3

Statement of Operations - Years Ended December 31,
   1997 and 1998.............................................................F-5

Statement of Changes in Stockholders' Equity -
   Years Ended December 31, 1997 and 1998....................................F-6

Statement of Cash Flows - Years Ended December 31,
   1997 and 1998.............................................................F-7

Notes to Financial Statements................................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
InfoAmerica, Inc.


We have audited the balance sheet of InfoAmerica, Inc. as of December 31, 1997 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoAmerica, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and at December 31, 1998, the Company has a working capital deficit of $86,104 and a stockholders' deficit of $54,082. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 17, 1999
Denver, Colorado                                  /s/ CAUSEY DEMGEN & MOORE INC.

                                INFOAMERICA, INC.

                                  BALANCE SHEET

                           December 31, 1997 and 1998

                                     ASSETS

                                                           1997        1998
                                                         ---------- ---------
Current assets:
   Cash                                                   $ 50,255   $ 93,557
   Trade accounts receivable, net of allowance for
    doubtful accounts of $-0-                               38,632     70,295
   Short-term loans to officers (Note 2)                        -      17,147
                                                         ---------- ---------
    Total current assets                                    88,887    180,999

Property and equipment, at cost:
   Furniture and fixtures                                   35,344     35,344
   Computer equipment                                       75,662     38,828
   Vehicles (Note 3)                                        52,170     52,170
                                                         ---------- ---------

                                                           163,176    126,342
   Less accumulated depreciation and amortization           87,635     71,605
                                                         ---------- ---------

    Net property and equipment                              75,541     54,737

Other assets:
   Deposits                                                  1,598      1,598
                                                         ---------- ---------

                                                         $ 166,026  $ 237,334
                                                         ========== =========


                             See accompanying notes.
                                       F-3

                               INFOAMERICA, INC.

                                 BALANCE SHEET

                           December 31, 1997 and 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            1997        1998
                                                        ---------   ---------
Current liabilities:
   Accounts payable                                       $ 10,019   $ 34,931
   Accrued salaries and payroll taxes                        4,387          -
   Accrued interest (Note 2)                                52,924     57,598
   Accrued profit sharing plan contribution                 14,542        845
   Customer deposits                                        40,000     40,000
   Accrued bonuses and expenses due officers                63,925     99,153
   Advances payable - officers                              11,979     11,979
   Current portion of notes payable (Note 3)                 6,972      7,597
   Convertible notes payable (Note 3)                       15,000     15,000
   Deferred revenue (Note 3)                                15,000          -
                                                         ---------  ---------

    Total current liabilities                              234,748    267,103

Long-term liabilities:
   Convertible notes payable - officers (Note 2)            50,000          -
   Notes payable (Note 3)                                   31,838     24,313
                                                         ---------  ---------

    Total long-term liabilities                             81,838     24,313

Commitments and contingencies (Notes 3, 6 and 7)

Stockholders' equity (deficit) (Notes 2,3 and 7):
   Preferred stock, $1 par value; 5,000,000 shares
    authorized, none issued                                      -          -
   Common stock, $.025 par value; 900,000,000 shares
    authorized, 5,214,521 shares (3,405,731 shares in
    1997) issued and outstanding                            83,356    130,363
   Additional paid-in capital                            1,977,228  1,989,034
   Accumulated deficit                                  (2,211,144)(2,173,479)
                                                        ----------  ---------

   Total stockholders' equity (deficit)                  (150,560)   (54,082)
                                                        ----------  ---------

                                                        $  166,026  $ 237,334
                                                        ==========  =========


                             See accompanying notes.

                                INFOAMERICA, INC.

                             STATEMENT OF OPERATIONS

                 For the years ended December 31, 1997 and 1998

                                                           1997        1998
                                                         ---------  ---------
Revenues (Note 5):
   Software sales                                        $ 490,832  $ 466,106
   Consulting and other sales                                4,770     38,719
                                                         ---------  ---------

    Total revenues                                         495,602    504,825

Operating costs and expenses:
   General and administration (Note 8)                     477,411    439,892
   Depreciation and amortization                            10,259     20,804
                                                         ---------  ---------

    Total operating costs and expenses                     487,670    460,696
                                                         ---------  ---------

Income from operations                                       7,932     44,129

Other income (expense):
   Interest income                                             791      1,711
   Interest expense                                        (10,720)    (8,175)
                                                         ---------  ---------

    Total other income (expense)                            (9,929)    (6,464)
                                                         ---------  ---------

Net income (loss) (Note 4)                               $  (1,997) $  37,665
                                                         =========  =========

Basic net income (loss) per share                        $      (*)       .01
                                                         =========  =========

Diluted net income (loss) per share                      $      (*)       .01
                                                         =========  =========

   * less than $.01 per share



                             See accompanying notes.

                                INFOAMERICA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the years ended December 31, 1997 and 1998

                                               Additional               Deferred
                            Common stock       paid-in    Accumulated   compen-
                             Shares   Amount   capital      deficit      sation
                             ------   ------   ---------- -----------   --------
Balance, December
 31, 1996                 3,542,981 $ 88,572 $ 1,977,228$ (2,209,147)  $ (6,185)

Return of unvested shares
 issued as compensation
 (Note 7)                  (137,250)  (5,216)          -           -      5,216

Deferred compensation
 earned during 1997 (Note 7)      -        -           -           -        969

Net income for the year ended
 December 31, 1997                -        -           -      (1,997)         -
                          ---------   ------ -----------   ---------   --------

Balance, December
 31, 1997                 3,405,731   83,356   1,977,228  (2,211,144)         -

Common stock issued as
 compensation to employees
 at $.025 per share,
 subject to forfeiture
 (Note 7)                  352,500     8,876           -           -     (3,563)

Return of unvested shares
 issued as compensation
 (Note 7)                 (142,500)   (3,563)          -           -      3,563

Common stock issued upon
 conversion of notes pay-
 able to officers
 (Note 2)                1,315,790    34,619      15,381           -          -

Common stock issued in lieu
 of interest to officers
 (Note 2)                  140,000     3,500           -           -          -

Issuance of common stock for
 prior year debt conversion 80,000     2,000      (2,000)          -          -

Common stock issued upon
 conversion of notes payable
 to individuals (Note 3)    63,000     1,575      (1,575)          -          -

Net income for the year ended
 December 31, 1998               -         -           -      37,665          -
                          --------    ------ -----------    ---------  --------

Balance, December
 31, 1998                5,214,521 $ 130,363 $ 1,989,034 $(2,173,479) $       -
                         ========= ========= =========== ===========  =========



                            See accompanying notes.

                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 1997 and 1998

                                                           1997        1998
                                                          --------   --------
Cash flows from operating activities:
   Net income (loss)                                      $ (1,997)  $ 37,665
   Adjustments to reconcile net income (loss) to net
    cash provided by operations:
      Depreciation and amortization                         10,259     20,804
      Decrease in deferred revenue                               -    (15,000)
      Common stock issued for services                           -      5,313
      Common stock issued for interest                           -      3,500
      Deferred compensation earned                             969          -
      Decrease (increase) in trade accounts receivable      55,855    (31,663)
      Increase (decrease) in accounts payable and accrued
       liabilities                                          (3,107)    11,502
      Increase in accrued bonuses and expenses due
       officers                                              2,414     35,228
      Decrease in customer deposits                        (42,250)        -
                                                         ---------  ---------
        Total adjustments                                   24,140     29,684
                                                         ---------  ---------

      Net cash provided by operations                       22,143     67,349

Cash flows from investing activities:
   Purchase of property and equipment                      (16,687)         -
   Increase in short-term loans to officers                     -     (17,147)
                                                         ---------  ---------

      Net cash used in investing activities                (16,687)   (17,147)

Cash flows from financing activities:
   Advances from officers                                   11,979          -
   Payments on notes payable                                (1,381)    (6,900)
                                                         ---------  ---------

      Net cash provided by (used in) financing activities   10,598     (6,900)
                                                         ---------  ---------

Net increase in cash                                        16,054     43,302

Cash balance at beginning of year                           34,201     50,255
                                                         ---------  ---------

Cash balance at end of year                              $  50,255  $  93,557
                                                         =========  =========

Supplemental disclosure of cash flow information:

   Interest paid during the period                           $ 974      $ 974
                                                             ======     =====

                            See accompanying notes.

                                INFOAMERICA, INC.

                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 1997 and 1998


                         (Continued from preceding page)



     Supplemental disclosure of non-cash investing and financing activities:

     During the year ended December 31, 1997, the Company financed the acquisition of $40,191 in vehicles by the issuance of notes payable.

     During the year ended December 31, 1998, the Company's Board of Directors approved the issuance of 352,500 shares of the Company's common stock for services valued at $8,876 of which $3,563 has been recorded as deferred compensation.

     During the year ended December 31, 1998, the Company issued common stock for the conversion of $50,000 of notes payable into stock and for the payment of $3,500 of accrued interest.



                            See accompanying notes.
                                    F-8

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



1.   Organization and summary of significant accounting policies

     InfoAmerica,  Inc. (the  "Company")  is in the business of  developing  and
     marketing  software  applications  for  touch-sensitive   computer  display
     systems primarily for national fast food chains.

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 1998, the Company has a working capital deficit of $86,104 and a stockholders' deficit of $54,082. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                           December 31, 1997 and 1998



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

     Net income per share:

     Basic net income per share of common stock is computed using the weighted average number of shares outstanding during each period. Basic net income per share includes the shares of common stock pending issuance as if the shares were outstanding for all of the periods presented and excludes shares issued which have not vested (the weighted average number of shares was approximately 3,660,000 and 3,788,000 for 1997 and 1998, respectively).

     Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the years. The weighted average number of shares was approximately 3,788,000 and 5,442,000 for 1997 and 1998, respectively.

     Advertising costs:

     The Company expenses the costs of advertising as incurred.

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



1.   Organization and summary of significant accounting policies (continued)

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

     Credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution may exceed FDIC limits. The Company provides credit, in the normal course of business, to its customers. The Company is directly affected by the well-being of three major customers, which accounted for almost 100% of all revenue in 1997 and 1998.

2.   Related party transactions

     During 1994, the Company issued $50,000 of convertible subordinated promissory notes in exchange for accrued bonuses and expenses owed to two officers of the Company. Interest is payable quarterly at the rate of 19% per annum upon the attainment of certain financial goals or upon conversion of the notes into common stock of the Company. The notes were convertible at the option of the holder into 1,315,790 shares of common stock of the Company in the aggregate ($.038 per share) and were unsecured. In December 1998, these notes were converted into 1,315,790 shares of the Company's common stock. The Company also issued 140,000 shares of common stock in payment of accrued interest on these notes in the amount of $3,500. As of December 31, 1997 and 1998, accrued but unpaid interest amounted to $47,500 and $51,125, respectively.

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



2.   Related party transactions (continued)

     During December 1998, the Company advanced an aggregate of $17,147 to two officers of the Company. The advances were evidenced by promissory notes payable on demand including interest at 9% per annum. During January 1999, one of the notes with a principal balance of $12,147 was repaid including interest.

3.   Notes payable

     During 1992 and 1993, the Company borrowed an aggregate of $15,000 from three individuals. The notes bear interest at the rate of 7% per annum and all principal and accrued interest was due prior to December 31, 1996. The notes were in default at December 31, 1997. Each of the three notes was convertible at the option of the lender into 21,000 shares of the Company's common stock plus payment of accrued interest. During December 1998, the note holders elected to convert their notes into an aggregate of 63,000 shares of the Company's common stock. In connection with the above notes, the Company may have additional amounts due if the value of the Company's common stock should be less than $.36 on January 1, 2000, therefore, the notes are reflected as outstanding at December 31, 1998.

     During 1997, the Company financed the acquisition of vehicles by the issuance of notes payable. The notes bear interest at rates between 6.90% and 8.15%, are payable monthly through October 2002 at $808 in the aggregate and the vehicles are pledged as collateral on the notes. Principal maturities of these notes are as follows:

                     1999                                      $ 7,597
                     2000                                        8,121
                     2001                                        8,766
                     2002                                        7,426
                                                              --------
                Principal balance                             $ 31,910
                                                              ========


4.   Income taxes

     No provision for income taxes is required for 1997 since the Company had net operating loss carryforwards. No provision for income taxes is required for 1998 due to the utilization of a net operating loss carryforward. The recognized tax benefit of the utilized carryforward was $6,700 for 1998.

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



4.   Income taxes (continued)

     As of December 31, 1997 and 1998, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                        1997       1998
                                                     --------   ---------
       Deferred tax assets                           $ 17,400    $ 17,500
       Deferred tax assets resulting from loss
        carryforward                                  364,500     352,900
       Valuation allowance                           (381,900)   (370,400)
                                                     --------   ---------

                                                     $      -    $      -
                                                     ========    ========


     At December 31, 1998, the Company had a net operating loss for tax purposes of approximately $1,357,000 which, if not utilized, will expire as follows:

                  December 31,
                     2000                       $   140,000
                     2001                           283,000
                     2002                           112,000
                     2005                           133,000
                     2006                           317,000
                     2007                           166,000
                     2008                            88,000
                     2010                           118,000
                                                -----------

                                                $ 1,357,000
                                                ===========

     The net operating loss for financial reporting purposes differs from that for tax purposes primarily due to differences in recording depreciation, the compensatory element of stock options, and common stock issued for services and extinguishment of debt.

5.   Major customers

     The following table summarizes sales to major customers for the years ended December 31, 1997 and 1998, respectively.

                                          1997                1998
                                       ----------          ---------
       Customer #1                         36%                 52%
       Customer #2                          -                  35%
       Customer #3                         64%                  *

       *  less than 10%

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998


6.   Commitments and contingencies

     Lease commitments:

     The Company has a lease agreement for its office space expiring November 1, 1999. Future minimum lease payments under this lease as of December 31, 1998, are as follows:

               Year ending December 31

                       1999                         $ 11,431
                                                    ========


     Rent expense for the years ended December 31, 1997 and 1998, was $17,932 and $19,158, respectively.

     Employment agreements:

     In June, 1989, the Company entered into three year employment agreements with two officers which contain self-renewing terms, subject to the option of the Company to terminate the self-renewing provision near the end of each three year term. The agreements provide severance benefits under certain conditions, of the greater of two times annual salary or $180,000 each, and are payable upon termination of employment. The aggregate estimated contingency under these agreements at December 31, 1998 is $360,000.

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

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



7.   Common stock (continued)

     All previously issued options have been canceled under the terms of the plan, and options covering the 64,000 shares of common stock reserved for the plan are available for issuance.
     Stock options:

     On September 27, 1991, the Company granted options to purchase an aggregate of 880,000 shares of common stock to three officers and directors as follows:

          Shares            Option price   Vesting date     Expiration date
          ------            ------------   ------------     ---------------

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

     As of December 31, 1998, none of the above options have been exercised, and no compensation expense has been recorded relating to the options granted. During the years ended December 31, 1997 and 1998, options to purchase 220,000 shares of the Company's common stock expired each year.

     The following is a summary of stock option activity:

                                                     Weighted
                                  Option price       average          Number of
                                    per share    exercise price       shares
                                 _____________  ______________        _________
      Balance December 31, 1996  $.038 to $.15        $.12              920,000
      Cancelled                       $.09            $.09             (220,000)
                                                                       --------
      Balance December 31, 1997  $.038 to $.15        $.12              700,000
      Cancelled                       $.11            $.11             (220,000)
                                                                       --------
      Balance December 31, 1998  $.038 to $.15        $.13              480,000
                                                                       ========

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



7.   Common stock (continued)

     Stock grants:

     During February 1996, the Company issued 191,500 shares of common stock to five employees, which stock vests over a period of four years. Compensation expense with respect to the above shares is being amortized over the restriction period, resulting in a charge against operations of $1,663 and $399 for 1997 and 1998, respectively. The remaining deferred compensation of $5,216 was offset against common stock when the unvested shares were returned in 1997.

     As of December 31, 1997, the Company had agreed to issue 175,500 shares of common stock for the performance of services to the Company valued at between $.025 and $.038 per share. This liability was reflected as accrued salaries at December 31, 1997. During 1998 these shares were issued.

     During January 1998, the Company's Board of Directors authorized the issuance of 140,000 shares of the Company's common stock to an employee of the Company valued at $3,500. The stock would vest 35,000 shares each January 1, commencing January 1, 1999 for continued employment with the Company. During 1998, the employee terminated employment and the shares were returned. During September 1998, the Company issued 37,000 shares of common stock to an employee for services rendered valued at $925.

     Common stock to be issued:

     Due to the Company's cash flow problems in prior years, the Company agreed to issue stock in order to pay certain accounts payable; however, due to the lack of funds, the Company could not afford to physically issue the shares. All of the shares promised had been issued except for 40,000 shares as consideration for making loans and 40,000 shares for conversion of debt into equity for a total of 80,000 shares of common stock to be issued, as of December 31, 1997. During 1998, these shares were issued.

     Contingent issuance of common stock:

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

                           December 31, 1997 and 1998


7.   Common stock (continued)

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

8.   Retirement plan

     The Company maintains a 401(k) plan for the benefit of substantially all of its employees. The amount of the Company's contribution is determined annually by the Board of Directors. During 1997 and 1998, the Company recognized expense in the amount of $8,632 and $3,641, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INFOAMERICA, INC.


Date: March 31, 1999                             /s/ Paul F. Knight
                                                 ------------------------------
                                                 Paul F. Knight, President and
                                                 Chief Financial Officer

     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 31, 1999                             /s/ Larry J. Salmen
                                                 ------------------------------
                                                 Larry J. Salmen, Vice President
                                                 Secretary and Director



Date: March 31, 1999                             /s/ Michael J. Scanlan
                                                 ------------------------------
                                                 Michael J. Scanlan, Director