Form 10-Q
period 1999-03-31
INFOAMERICA INC
filed 1999-05-17
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------
         Commission file number 0-13338

                                INFOAMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                        84-0853869
   ------------------------------               -------------------------------
  (State of other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


             2600 Canton Court, Suite G Fort Collins, Colorado 80525
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (970) 221-5599
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of March 31, 1999, Registrant had 5,214,521 shares of its $0.025 par value common stock issued and outstanding.

                                       BALANCE SHEET


                                          ASSETS
                                      March 31, 1999

                                                                     Unaudited      Audited
                                                                      3/31/99       12/31/98
                                                                     ---------      --------
Current assets:
    Cash ......................................................   $   143,467    $    93,557
    Accounts receivable:
        Trade, net of allowance for
           doubtful accounts of $-0- ..........................        54,388         70,295
    Short term loans to officers ..............................         5,000         17,147
                                                                  -----------    -----------

           Total current assets ...............................       202,855        188,999

Property and equipment, at cost:
    Furniture and fixtures ....................................        35,344         35,344
    Vehicles ..................................................        52,170         52,170
    Computer equipment ........................................        38,828         38,828
                                                                  -----------    -----------

                                                                      126,342        126,342
        Less accumulated depreciation .........................        74,205         71,605
                                                                  -----------    -----------

           Net property and equipment .........................        52,137         54,737

Other assets:
    Deposits ..................................................         1,598          1,598
                                                                  -----------    -----------

    Total Assets ..............................................   $   256,590    $   237,334
                                                                  ===========    ===========








                                    INFOAMERICA, INC.
                                      BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                      March 31, 1999

                                                                     Unaudited      Audited
                                                                      3/31/99       12/31/98
                                                                     ---------      --------

Current liabilities:
    Accounts payable ..........................................   $    25,149    $    34,931
    Accrued interest ..........................................        57,598         57,598
    Accrued profit sharing plan
        contribution ..........................................           845            845
    Customer deposits .........................................       129,092         40,000
    Accrued bonuses and expenses due
        officers ..............................................        82,014         99,153
     Advances Payable to Officers .............................        11,979         11,979
    Current Portion of Notes Payable ..........................         5,796          7,597
    Convertible notes payable .................................        14,000         15,000
                                                                  -----------    -----------
           Total current liabilities ..........................       326,473        267,103

Long-term liabilities:
    Notes Payable-Vehicles ....................................        24,313         24,313
                                                                  -----------    -----------
Total Long Term Liabilities ...................................        24,313         24,313

Stockholders' equity (deficit):
           Preferred stock, $1 par value;
           5,000,000 shares authorized,
           none issued ........................................          --             --
        Common stock, $.025 par value;
           900,000,000 shares authorized,
           5,214,521 shares
           issued and outstanding .............................       130,363        130,363
        Additional paid-in capital ............................     1,989,034      1,989,034
        Accumulated deficit ...................................    (2,213,593)    (2,173,479)

           Total stockholders' equity (deficit) ...............       (94,198)       (54,082)
                                                                  -----------    -----------
        Total Liabilities & Stockholder Equity ................   $   256,590    $   237,334
                                                                  ===========    ===========



                                          INFOAMERICA, INC.

                                CONSOLIDATED STATEMENT OF OPERATIONS

                         For the Three Months Ended March 31, 1998 and 1999

                                             (Unaudited)

                                                                      For the QTR               For the QTR             12 Months
                                                                      end 3/31/99               end 3/31/98            end 12/31/98
                                                                      -----------               -----------            ------------

Software Sales .........................................              $    81,170               $    86,199            $   466,106

Consulting and other sales .............................                    5,163                    18,094                 38,719
                                                                      -----------               -----------            -----------

         TOTAL INCOME ..................................                   86,334                   104,294                504,825
                                                                      ===========               ===========            ===========

Expenses

         General & Admin ...............................                  126,449                    91,337                467,160
                                                                      -----------               -----------            -----------

         TOTAL EXPENSES ................................                  126,449                    91,337                467,160
                                                                      -----------               -----------            -----------

Net Income (Loss) ......................................                  (40,115)                   12,956                 37,665
                                                                      ===========               ===========            ===========

Net Income (Loss) Per Share ............................                     (.01)                        *                    .01

Weighted Average .......................................                5,214,521                 3,405,731              5,214,521




                                     INFOAMERICA, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           For the 3 months ended March 31, 1999

                                        (Unaudited)

                                    Common Stock            Additional
                                --------------------          Paid-In     Accumulated
                                Shares         Amount         Capital       Deficit
                                ------         ------       ----------    -----------
Balance, December 31,
     1998 ................    5,214,521    $   130,363    $ 1,989,034    ($2,173,479)

Loss for the 3
     months ended
     March 31, 1999 ......         --             --             --      ($   40,115)

Balances,
     March 31, 1999 ......    5,214,521    $   130,363    $ 1,989,034    ($2,213,594)
                            ===========    ===========    ===========    ===========



                                     INFOAMERICA, INC.

                                  STATEMENT OF CASH FLOWS

                      For the 3 months ended March 31, 1999 and 1998
                                        (Unaudited)


                                                           1998         1999
                                                           ----         ----

Cash flows from operating activities:
    Net income (loss) ..............................   $  12,956    $ (40,115)

Adjustments to reconcile net income (loss)
to net cash (used in) operations:
    (Increase) decrease in officers loans ..........        --         12,147
     Depreciation and amortization .................        --          2,600
    (Increase) decrease in trade accounts
         receivable ................................      (2,333)      15,907
    Increase (decrease) in accounts payable ........      (4,308)      (9,782)
    Decrease in salaries payable ...................     (13,845)     (17,139)
    Increase (decrease) in accrued liabilities .....      (1,501)      (2,801)
    Increase in customer deposits ..................      25,000       89,092
                                                       ---------    ---------
              Total Adjustments ....................       3,013       90,025
                                                       ---------    ---------

         Net Cash Generated in Operations ..........      15,969       49,910

Cash flows from investing activities:
    Proceeds from sale of fixed assets .............        --           --
    Purchases of property and equipment ............        --           --
                                                       ---------    ---------

         Net Cash Used in Investing Activities .....        --           --

Cash flows from financing activities:
    Payments on lease ..............................        --           --
                                                       ---------    ---------
         Net Cash Used in Financing Activities .....        --           --
                                                       ---------    ---------

Net Increase in Cash ...............................      15,969       49,910

Cash Balance at Beginning of Period ................      50,255       93,557
                                                       ---------    ---------

Cash Balance at End of Period ......................   $  66,231    $ 143,467
                                                       =========    =========

                                INFOAMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                 March 31, 1999


     1. Basis of Presentation

     The balance sheet at March 31, 1999, and the statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant recurring losses and at March 31, 1999, the Company has a working capital deficit of $123,818 and a stockholders' deficit of $94,198. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     The Company intends to pursue the fast food industry during 1999 in an effort to expand its presence with major chain accounts for the Company's order entry software. The Company intends to reduce operating expenses where appropriate and attempt to secure consulting contracts with current as well as new customers. Although the Company is hopeful these strategies will be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

     The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     2. Income Taxes

     No provision for income taxes is required at March 31, 1999 and 1998 because, in management's opinion, the effective tax rate for the year will be zero.

     3. Net Income (Loss) per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three month period ended March 31, 1999 and 1998.

     4. Subsequent Event

     During 1998 and the first three months of 1999, the Company actively pursued merger opportunities as a method to provide liquidity to shareholders. Based on the events during the second half of 1998 and the first three months of 1999, the Company anticipates that it will enter into a contract to acquire three privately held corporations which together own and operate a small cable television business in Tehachapi, California. The Company believes this cable business has a value in excess of $2.0 million . In connection with the anticipated transaction, the Company would issue securities equivalent to approximately 80% of the Company's voting common stock. Following the transaction, the Company would assume operation of the cable television business. Upon completion of the transaction, which would be expected during the second quarter of 1999, the present officers and directors would be replaced by management of the acquired corporations. At the time of completion of the transaction, the Company would sell the assets utilized by the Company to its present management in consideration of cancellation of obligations owed to such persons and termination of long term employment contracts and options. There is no assurance such a transaction will be completed as anticipated.

     5. Year 2000 Compliance

     As of March 31,  1999,  the  Company was in the  process of  upgrading  its proprietary  Touchware  5.0  software  package  to be year  2000  compliant  and reviewing Y2K issues affecting its business. It is anticipated that all customers will be upgraded to the new Y2K version of the Company's software by June, 1999. Costs associated with completing this Y2K upgrade are expected not to exceed $20,000. This has been an important development project as one of the Company's largest customers has made it a requirement that Touchware 5.0 software product be Y2K compliant by June 30, 1999. At the present time, this development effort is proceeding as planned and the Company's anticipates successfully completing the conversion to Y2K compliance by June 30, 1999. We have employed outside consultants to assist in this compliance process and none of these experts believe there will be any problem complying with Y2K specifications. The Company's internal systems are totally manual and will not be impacted by Y2K computer software problems. The Company does not anticipate that Y2K readiness of the computer systems of its suppliers or customers will affect the Company's business; however, like all businesses, and particularly businesses in the technology sector, the Company can give no assurances that it will not be adversely affected by Y2K problems of others.

I.   CHANGES IN FINANCIAL CONDITION

     Working Capital declined during the first three months of 1999 due to a significant loss associated primarily with developing a Y2K compliant version of the Company's proprietary software package. It is not anticipated that the Company's financial condition will continue to deteriorate at the same rate during the balance of 1999. If expenses continue to substantially overrun revenues, the Company will attempt to raise investment capital and/or consulting contracts to sustain operations. There is no assurance the Company will be successful in securing such investment capital or consulting contracts.

II.  RESULTS OF OPERATIONS

     Revenues:

          1st Quarter 1999 vs. 1998: 1999 first quarter results declined 17% from 1998 levels as 1999 first quarter results reflected a slow down in consulting fees versus 1998. One of the Company's major customers insisted that the Company's proprietary Touchware product be Y2K compliant by early 1999. As a result, a major development and testing effort was expended during the first quarter to create a Y2K compliant version. This focus on Y2K compliance impeded the Company's efforts to generate revenues from other possible paid consulting projects.

     Expenses:

          1st Quarter 1999 vs. 1998: 1999 year-to-date expenses increased 38% from 1998 levels due primarily to increased use of outside consulting services needed to create a Y2K version of the Company's proprietary software. The Company experienced a turnover with a key engineer in mid 1998. The loss of this engineer resulted in the Company hiring two consulting groups to assist in the Y2K effort at the end of 1998 and first quarter 1999. The expense of these two organizations resulted in Consulting Expenses increasing $28,000 relative to first quarter 1998.

     Income:

          1st Quarter 1999 vs. 1998: 1999 year-to-date profit decreased $53,071 from 1998 levels reflecting reduced revenues and increased expenses associated with the Y2K compliance effort noted above. The Y2K impact was significant because of the loss of a key employee during 1998 and the subsequent need to contract with two third party consulting organizations that resulted in additional expenses. Coupled with higher expenses was the loss of revenue opportunities since all resources were focused on either Y2K development or testing.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

       A. Exhibits

          Exhibit 27--Financial Data Schedule






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INFOAMERICA, INC.


Date:  May 14, 1999                       By  /s/ Paul F. Knight
                                             -----------------------------------
                                              Paul F. Knight, President and
                                              Chief Financial Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

27.0                    Financial Data Schedule