Form 10QSB
period 1999-06-30
INFOAMERICA INC
filed 1999-11-22
CIK 760497

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Periods ended: June 30, 1999      Commission File No. 0-13338

                                INFOAMERICA, INC.


              Colorado                                   84-0853869
              --------                                   ----------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


          5 Clover Leaf Court,
         Tehachapi, California                               93561
         ---------------------                               ------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (661) 821-6018


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
      ----    -----

                                INFOAMERICA, INC.
                                  BALANCE SHEET

                                                                                   June 30,                 December 31,
                                                                                     1999                         1998
                                                                                     ----                         ----
                                                                                  (unaudited)
                                    ASSETS

CURRENT ASSETS
   Cash                                                                                  $     -                 $   4,658
   Accounts Receivable -  net of
     allowance for doubtful accounts of $ 5,000 in 1998 and 1999
                                                                                          73,800                    47,161
   Supplies
                                                                                          31,034                    31,034
                                                                                    ------------              ------------
     TOTAL CURRENT ASSETS                                                                104,834
                                                                                                                    82,853

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                                      1,757,595                 1,877,595
                                                                                    ------------              ------------
                                    TOTAL                                            $ 1,862,429               $ 1,960,448
                                                                                    ============             =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                              $  188,812                $  206,727
   Revenue billed in advance
                                                                                          50,078                    52,161
   Franchise fees payable
                                                                                          42,000                    42,000
   Customer Deposits
                                                                                           5,200                     5,200
                                                                                    ------------              ------------
     Total Current Liabilities                                                           286,090                   306,088

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
   Common stock, $.025 par value; 900,000,000 shares authorized,
     19,048,521 shares issued and outstanding in 1999 and 1998                           476,213                   476,213
   Additional paid-in capital                                                          1,178,147                 1,178,147
   Accumulated deficit
                                                                                         (78,021)                     -
                                                                                        --------              ------------

     Total Shareholders' Equity                                                        1,576,339                 1,654,360
                                                                                    ------------              ------------
                                    TOTAL                                            $ 1,862,429               $ 1,960,448
                                                                                    ============              ============


                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                            STATEMENTS OF OPERATIONS


                                                            Three Months Ended                     Six Months Ended
                                                       June 30,           June 30,            June 30,           June 30,
                                                         1999               1998                1999               1998
                                                      (unaudited)        (unaudited)         (unaudited)       (unaudited)

REVENUES                                                  $ 153,198            167,530           $ 359,159         $ 336,909

EXPENSES
   Programming                                               23,793             41,520              55,296
                                                                                                                      82,411
   Operating                                                 45,056             51,698              83,691           149,613
   Administrative                                           113,766             87,377             178,193           104,988
   Depreciation                                              60,000             60,000             120,000           118,657
                                                        -----------        -----------         -----------       -----------
     TOTAL EXPENSES                                         242,615            240,595             437,180           455,669
                                                        -----------        -----------         -----------       -----------
LOSS BEFORE OTHER EXPENSE                                   (89,417)           (73,065)            (78,021)         (118,760)

OTHER INCOME (EXPENSE) - NET
                                                                  -                  -                   -            60,143
                                                        -----------        -----------         -----------       -----------
NET LOSS                                                  $ (89,417)         $ (73,065)          $ (78,021)        $ (58,617)
                                                         ==========         ==========          ==========        ==========

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                         19,048,521         19,048,521          19,048,521        19,048,521
                                                        ===========       ===========          ===========       ==========

BASIC LOSS PER SHARE                                     $  (0.005)         $  (0.004)          $  (0.004)        $  (0.003)
                                                         ==========         ==========          ==========        ==========






                 See accompanying Notes to Financial Statements.

                                                  INFOAMERICA, INC.
                                              STATEMENTS OF CASH FLOWS


                                                                                           Six Month Ended
                                                                                   June 30,              June 30,
                                                                                     1999                  1998
                                                                                     ----                  ----
                                                                                  (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $   (78,021)          $   (58,617)
     Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
           Depreciation
                                                                                       120,000               118,657
           Changes in operating assets and liabilities:
             Accounts receivable
                                                                                       (26,639)                 2,620
              Other receivable
                                                                                              -               (42,543)
              Accounts payable and accrued expenses
                                                                                       (17,915)                (1,721)
              Revenue billed in advance
                                                                                        (2,083)                   463
                                                                                  -------------         -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                    -----------
                                                                                        (4,658)                18,859
                                                                                        -------                ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment
                                                                                              -                (9,640)
                                                                                   ------------            -----------
NET CASH USED IN INVESTING ACTIVITIES
                                                                                           -                   (9,640)
                                                                                   ------------           ------------

NET DECREASE IN CASH
                                                                                        (4,658)                 9,219
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD
                                                                                                                5,360
                                                                                         4,658
CASH AND CASH EQUIVALENT, END OF PERIOD                                             $      -              $    14,579
                                                                                  =============           ===========






                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by InfoAmerica, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998, (b) the financial position at June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's Form 8-K/A 1 filed on November 18,1999.

         Effective June 8, 1999, pursuant to the Merger Agreement and Plan of Reorganization (the "Merger Agreement"), InfoAmerica Inc. has acquired DDD Cablevision, Ltd., a limited liability partnership, resulting in the partners and management of DDD Cablevision having actual and effective control of InfoAmerica Inc., the surviving corporation. For accounting purposes, the transaction has been treated as an acquisition of InfoAmerica by DDD Cablevision Ltd. and as a recapitalization of DDD Cablevision Ltd. The historical financial statements prior to the acquisition become those of DDD Cablevision Ltd. even though they are labeled as those of InfoAmerica Inc. In the recapitalization, historical partners' equity of DDD Cablevision Ltd. prior to the merger was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger are those of DDD Cablevision Ltd. Basic loss per share prior to the merger are restated to reflect the number of equivalent shares received by partners of DDD Cablevision Ltd.


2.       SHAREHOLDERS' EQUITY

         As described under Basis of Presentation in Note 1, the historical partners' equity of DDD Cablevision Ltd., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger as a credit to common stock and the remaining balance of partners' equity as a credit to paid-in capital. At the time of merger, DDD Cablevision's partners received an aggregate of 13,834,000 unregistered "restricted" shares with par value of $.025 per share. Prior to the merger, InfoAmerica Inc. had 5,214,521 shares of common stock outstanding. Total issued and outstanding shares of common stock immediately after the merger is 19,048,521.

Item 6.   Exhibits and Reports on Form 8K

         A.  Exhibits
             --------

               1. Exhibit 27 - Financial Data Schedule for the period ended June 30, 1999

         B.  Reports of Form 8-K
             ------------------

               1. On May 28, 1999, the Company filed a Report on Form 8-K dated May 28, 1999, disclosing discussions surrounding a possible merger of the Company.

               2. On June 23, 1999, the Company filed a Report on Form 8-K dated June 23, 1999, disclosing the consummation of a merger of the Company.



                                    SIGNATURE

               Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 22, 1999

                                       INFOAMERICA, INC.


                                       By:/s/ Richard Lubic
                                          ------------------------
                                              Name: Richard Lubic
                                              Title: President