Form 10QSB
period 1999-09-30
INFOAMERICA INC
filed 1999-11-22
CIK 760497

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Periods ended: September 31, 1999  Commission File No. 0-13338


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


         There were 19,048,521 shares of Common Stock outstanding at November 15, 1999.

                                INFOAMERICA, INC.
                                  BALANCE SHEET



                                                                                September 30,          December 31,
                                                                                     1999                  1998
                                                                                     ----                  ----
                                                                                 (unaudited)
                                    ASSETS

CURRENT ASSETS
Cash                                                                                  $   8,160             $   4,658
Accounts Receivable -  net of
allowance for doubtful accounts of $ 5,000 in 1998 and 1999
                                                                                         69,432                47,161
Supplies
                                                                                         31,034                31,034
                                                                                    ------------               ------

TOTAL CURRENT ASSETS                                                                    108,626                82,853

PROPERTY AND EQUIPMENT - net of accumulated
depreciation                                                                          1,697,595             1,877,595
                                                                                   ------------             ---------

                                    TOTAL                                          $  1,806,221            $1,960,448
                                                                                   ============            ==========

                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                $  195,389             $ 206,727
Revenue billed in advance
                                                                                         50,460                52,161
Franchise fees payable
                                                                                         28,206                42,000
Customer Deposits
                                                                                         5,200                  5,200
                                                                                        -------               -------

TOTAL CURRENT LIABILITIES                                                               279,255               306,088

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
   Common stock, $.025 par value; 900,000,000 shares authorized,
     19,048,521 shares issued and outstanding in 1999 and 1998                                                476,213
                                                                                        476,213
   Additional paid-in capital                                                         1,178,147             1,178,147
   Accumulated deficit
                                                                                       (127,394)                 -
                                                                                      ---------                  -

     Total Shareholders' Equity                                                       1,526,966             1,654,360
                                                                                     ----------             ---------
                                    TOTAL                                          $  1,806,221            $1,960,448
                                                                                   ============            ==========

                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                            STATEMENTS OF OPERATIONS



                                                          Three Months Ended                        Nine Months Ended
                                                   September 30,      September 30,          September 30,     September 30,
                                                        1999               1998                  1999               1998
                                                  -----------------  -----------------     ------------------ ---------------
                                                    (unaudited)        (unaudited)            (unaudited)       (unaudited)

REVENUES                                                $  150,669         $  154,844             $  509,828        $  491,753

EXPENSES
Programming
                                                            40,342             46,669                 95,638           129,080
Operating                                                                                            114,326
                                                            30,635             26,694                                  176,307
Administrative                                                                                       224,068
                                                            45,875            207,456                                  312,444
Depreciation                                                                                         180,000
                                                            60,000             61,343                                  180,000
                                                  -----------------  -----------------     ------------------ ----------------
TOTAL EXPENSES                                                                                       614,032
                                                           176,852            342,162                                  797,831
                                                  -----------------  -----------------     ------------------ ----------------
LOSS BEFORE OTHER EXPENSE                                                                          (104,204)
                                                          (26,183)          (187,318)                                (306,078)

OTHER INCOME (EXPENSE) - NET
                                                                 -            (7,251)               (23,190)            52,892
                                                  =================  =================     ================== ================
NET LOSS                                               $  (26,183)        $ (194,569)            $ (127,394)       $ (253,186)
                                                  =================  =================     ================== ================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                          19,048,521         19,048,521             19,048,521        19,048,521
                                                  =================  =================     ================== ================

BASIC LOSS PER SHARE                                   $   (0.001)        $   (0.010)            $   (0.007)       $   (0.013)
                                                  =================  =================     ================== ================





                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                            Nine Months Ended
                                                                                  September 30,            September 30,
                                                                                      1999                     1998
                                                                                      ----                     ----
                                                                                   (unaudited)              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $  (127,394)             $   (253,186)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation
                                                                                           180,000                  180,000
Changes in operating assets and liabilities:
Accounts receivable
                                                                                          (22,271)                   71,118
Accounts payable and accrued expenses
                                                                                          (11,338)                   61,495
Revenue billed in advance
                                                                                           (1,701)                 (53,421)
Franchise fee payable
                                                                                          (13,794)                        -

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    3,502                    6,006

NET DECREASE IN CASH
                                                                                             3,502                    6,006
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD
                                                                                             4,658                    5,360
                                                                                            ------                    -----
CASH AND CASH EQUIVALENT, END OF PERIOD                                                $     8,160               $   11,366
                                                                                       ===========              ===========




                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by InfoAmerica, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's Form 8-K/A 1 filed on November 18, 1999.

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


Item 6.   Exhibits and Reports on Form 8K

         A.  Exhibits
             --------

               1. Exhibit 27 - Financial Data Schedule for the period ended September 31, 1999

         B.  Reports of Form 8-K
             ------------------

               1. On June 30, 1999, the Company filed a Report on Form 8-K dated June 30, 1999, disclosing that the financial statements to be filed in connection with the merger of the Company would not be filed within the prescribed time period.

               2. On November 18, 1999, the Company filed a Report on Form 8-K dated November 19, 1999, filing the financial statements required in connection with the merger of the Company.



                                    SIGNATURE

               Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 22, 1999

                                       INFOAMERICA, INC.


                                       By: /s/ Richard Lubic
                                          -----------------------------
                                              Name: Richard Lubic
                                              Title: President