Form 10KSB40
period 1999-12-31
INFOAMERICA INC
filed 2000-04-17
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                        ---------  ---------

                         Commission File Number 0-13338

                                INFOAMERICA, INC.
      -------------------------------------------------------------------
                  (Name of small business issue in its charter)

              Colorado                                           84-0853869
      -------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       5 Clover Leaf Court, Techachapi, California                 93561
       -------------------------------------------                 -----
        (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (661) 821-6000
                           --------------

Securities registered under Section 12(b) of the Exchange Act: None
          Title of each class: None
          Name of each exchange on which registered:

Securities registered under Section 12(g) of the Exchange Act:
         Title of Each Class:      Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 1999 was $656,509.

At March 28, 2000, the aggregate market value of the Common Stock held by non-affiliates was $8,473,597 (corresponding to 5,214,521 shares).

At March 31, 2000, 19,048,521 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                           --

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         InfoAmerica, Inc. ("InfoAmerica" or the "Company") was incorporated under the laws of the state Colorado on June 8, 1991 and is the surviving corporation of a merger on June 8, 1999 between it and DDD Cablevision, Inc., a Delaware corporation.

         The Company's executive offices are located at 5 Clover Leaf Court, Techachapi, California, 93561; its telephone number is (661) 821-6000.

         The Company, through its wholly-owned subsidiary DDD Cablevision, Inc. d/b/a Country Cable ("Country Cable") operates a cable and satellite television network in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County, California. The Company was issued a fifteen (15) year Cable Television Franchise Licernse in 1991 by the County of Kern, California. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company's transmits its programming with a spectrum energy of 450 megahertz (MHz).

         The Company maintains an existing cable telecommunications infrastructure of a three stage microwave satellite receiver and transmit system which interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the intention of the Company, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 125 miles of cable and plant facilities, all of which will be in the form of fibre optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 2,000 subscribers. The result would be a communications network providing 120 channels of programming, business to business carriage data network and high speed internet access to its subscribers.

COMPETITION

         The Company is subject to competition from different sources for its different services. Most of the Company's competition is from larger companys with greater financing and resources available to them and therefore expansion is very difficult. The Company does however maintain a franchise for the townships in which it currently operates.

MARKETING

          The Company markets its services through local publications, radio advertisements and local mailings.

PROPRIETARY RIGHTS

         The Company has no proprietary technology.

CUSTOMERS

         The Company has approximately 2,000 subscribers. The cable subscribers are generally homeowners who subscribe to the service. The reason that cable television is as popular as it is because the area is in terrain that is mountainous and away from any major off the air television signals.

GOVERNMENT REGULATIONS AND LICENSING

         The Company believes that it has all licenses necessary to operate its business as currently conducted in Kern County, California.

         The Company is currently subject to direct regulation by the Federal Communications Commission. In connection with its contract with the City and future contracts, if any, with the City and other municipalities or government entities, the Company complies with such regulations, including bidding procedures and record-keeping, audit, insurance, bonding and anti-discrimination provisions, among others.

         Due to the increase in telecommunications, and specifically cable television, use and publicity, it is possible that laws and regulations may be adopted with respect to cable television, including with respect to, pricing and characteristics of products or services. The Company cannot predict the impact, if any, that future laws and regulations or legal or regulatory changes may have on its business.

EMPLOYEES

         As of March 31, 2000, the Company had 5 employees, all of which were full-time. These include one manager, two office staff and two engineers. The Company also utilizes independent sales representative who are compensated on a commission basis. The Company expects the size of its workforce to remain approximately the same in 2000. The Company has not entered into any employment agreements.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

         The Company occupies approximately 1,850 square feet of office space in Techachapi, California under a lease with an unaffiliated landlord which provides for a base rent of $6,000 per annum in 2000.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------------------------

         The Companyss.s common stock, par value $.01 per share (the "Common Stock") are listed on the OTC Bulletin Board under the symbol IFOA. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported on the OTC Bulletin Board.

         Quarters           Common Stock
         --------           ------------
                            High      Low
                            ----      ---
Fiscal Year 1999

         Fourth Quarter(1)  1.875     0.325
         Third Quarter      1.500     0.325
         Second Quarter     0.825     0.500
         First Quarter      0.825     0.325

         As of March 31, 2000, there were approximately 500 holders of record of the Common Stock. The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 1998 and December 31, 1999 and the Company does not presently intend to pay any dividends on its Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------

OVERVIEW

         The Company has sustained net losses in each of the last two fiscal years with a net loss of $359,271 in 1999 and a net loss of $287,820 in 1998. The Company has not recognized any significant income to date from its operations. Although the Company anticipates that it will begin to recognize greater revenues during 2000, it cannot predict the actual timing or amount of such revenues.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues increased by $6,326 or 1% to $674,804 in 1999 from $668,478 in 1998. Costs of services increased by $30,994 or 3% to $1,021,398 in 1999 from $990,404 in 1998. General and administrative expenses increased by $107,693 or 29% to $473,318 in 1999 from $365,635 in 1998. Net loss increased by $71,503 or
25% to a net loss of $359,323 in 1999 from a net loss of $287,820 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company raised approximately $1,000,000 (net of expenses) in connection with a private financing of Common Stock consummated in March 2000. The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it might be forced to curtail the scope of its operations.

INFLATION AND SEASONALITY

         The rate of inflation was insignificant during the year ended December 31, 1999. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services. The Company's business is not seasonal.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

         The financial statements of the Company required by this item are set forth at end of this Form 10-KSB at pages F-1 through F-6.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 ---------------------------------------------------------------
                 FINANCIAL DISCLOSURE
                 --------------------

         On July 9, 1999, the Company selected Hollander Lumer & Co., LLP ("Hollander") to replace Causy Demgen & Moore, Inc. ("Causey") as the Company's independent public accountants. Hollander became the independent accountants for the Registrant as a result of its being acquired by merger on June 8, 1999 (the "Merger"). The Merger is discussed in the Company's Current Report on Form 8-K dated June 8, 1999. The decision to change auditors was approved by the Company 's Board of Directors.

         To the knowledge of the Company 's current Board of Directors, Causey's report on the financial statements of the Registrant for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years, to the knowledge of the Company 's current Board of Directors, there were no disagreements with Causey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Causey, would have caused Causey to make reference to the subject matter of the disagreements in connection with their audit report with respect to financial statements of the Company.

         To the knowledge of the Company 's current Board of Directors, during the Company 's two most recent fiscal years there was no disagreement or difference of opinion with Causey regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  --------------------------------------------------------------
                  COMPLIANCE WITH SECTION
                  -----------------------

                  16 (A) OF THE EXCHANGE ACT
                  --------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities Act of 1933, as amended (the "Act") to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and Nasdaq Small Cap Market, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 1999, have been satisfied.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

          NAME                                     AGE          POSITION
          ----                                     ---          --------

          Richard W. Clark                          71          Chairman  of the  Board  of  Directors,
          Richard G. Lubic                          66          Chief Executive  Officer,  President,
                                                                Secretary and a Director


         Richard W. Clark has been Chairman of the Company since its acquisition in June of 1999. He acts as executive producer on almost all of the television programs produced by the Dick Clark Productions, Inc., a publicly traded company. Mr. Clark is also Chairman of United Stations Radio Networks Inc., a privately held radio network. Mr. Clark is the principal stockholder, as well as a director and executive officer, of Olive Enterprises, Inc., a Pennsylvania corporation ("Olive"). Olive is a company controlled by Mr. Clark. Mr. Clark also acts and provides talent services on a freelance basis.

         Richard G. Lubic Chief Executive Officer, President, Secretary and a Director of DDD Cablevision, Inc., the Company's predecessor, since 1991.

COMMITTEES

         None.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

         The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officers and for each other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1999 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation            Long Term Compensation
                                                     ---------------------------- ----------------------------------


                                                                       Other         Awards(1)         Payouts
                                                                                     ------            -------
    Name and                                                          Annual        Securities           All
    Principal                                                         Compen-       Underlying          Other
    Position                              Year        Salary(2)     sation (2)     Options/SARs      Compensation
    --------                              ----        ------        ----------     ------------      ------------

    Richard G. Lubic, Chief               1999         $90,000          --              ---              ---
    Executive Officer, President          1998         $90,000          --              ---               --
    and Secretary                         1997         $90,000          --              ---               --


----------------

(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 1997, or 1998.

(2) As to each individual named, the aggregate amounts of perquisites and personal benefits not included in the Summary Compensation Table did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

STOCK OPTIONS

         There were no stock options or stock appreciation rights granted or exercised by Named Executive Officers during fiscal 1999 and no stock appreciation rights were outstanding at December 31, 1999.

EMPLOYMENT AGREEMENTS

         None.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

         The following table sets forth, as of March 16, 2000, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee director of the Company, (iii) each Executive Officer named in the Summary Compensation Table herein titled "Executive Compensation" and (iv) all directors, nominee director and executive officers of the Company as a group.


                            Name and                              Amount and
                           Address of                             Nature of             Percent of
                       Beneficial Owner(1)                        Beneficial             Class(3)
                       -------------------                         Owner(2)              --------
                                                                   --------
           Richard W. Clark                                       11,067,200            58.1

           Richard G. Lubic                                       2,766,800             14.5

           All officers, directors and nominee                    13,384,000            72.6  %
           director as a group (5 persons)
           -------------------------------------------- ------------------------------- -----------

--------------

(1) Unless otherwise indicated, the business address of each of the officers and directors is c/o InfoAmerica, Inc., 5 Cloverleaf Court, Techachapi, California 93561.

(2) Unless otherwise noted, the Company believes that all persons named have sole voting and investment power with respect to all shares of Common Stock listed as owned by them.

(3) The Company has agreed to issue 1,582,346 to the former shareholders of the Company in connection with the acquisition in June of 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         On June 8, 1999, the transactions contemplated by the Merger Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, RWC Communications, Inc., a California corporation, ("RWC"), D&K Communications, Inc., a California corporation, ("D&K") and DL Hawk Communications, Inc., a California corporation, ("DL", together with RWC and D&K, the "Acquiree Corporations"); Richard W. Clark ("Clark") and Richard Lubic ("Lubic" and together with Clark, the "Sellers"); and Paul Knight and Larry Salmen (collectively, the "Buyers"), were consummated. The Merger Agreement is being filed as Exhibit 2.1 to this Current Report on Form 8-K and is incorporated herein by reference. A copy of the press release of the Company in connection therewith dated June 7, 1999 is also being filed as Exhibit 99.1 this Current Report on Form 8-K and is also incorporated herein by reference. Clark and Lubic are the owners of all of the issued and outstanding common stock of RWC, D&K and DL. RWC, D&K and DL constitute and operate DDD Cablevision, Ltd., a California partnership, which operates a cable television system in Tehachapi, California. In preparation for the transactions contemplated in the Merger Agreement, the Company established three separate California corporations, each of which is a wholly owned subsidiary and known as "IFOA-RWC, Inc.", "IFOA-D&K, Inc." and "IFOA-DL, Inc." (collectively referred to as the "Merger Subsidiaries").

         Pursuant to the Merger Agreement, on June 8, 1999, among other things,
(a) RWC merged with and into IFOA-RWC, Inc., (b) D&K merged with and into IFOA-D&K, Inc., (c) DL merged with and into IFOA-DL, Inc. (collectively, the "Merger Transactions"), and (d) as a result of the Merger Transactions, the Company, through the Merger Subsidiaries, acquired ownership and control of the Acquiree Corporations and in exchange therefore, the Company issued to the Sellers an aggregate of 13,834,000 unregistered "restricted" shares (the "Acquiror Shares") of the Company's common stock, par value $.025 per share (the "Common Stock"). The Acquiror Shares issued by the Company and acquired by the Sellers represent approximately 53.2% of the Company's total issued and outstanding Common Stock and accordingly such acquisition may be deemed to be a change in control of the Company.

         The Sellers agreed that they will hold such Acquiror Shares for investment purposes and not for public distribution unless and until the Acquiror Shares are registered under the Securities Act of 1933 (the "Securities Act") or until the restrictions under Rule 144 of the Securities Act have lapsed. At the closing of the transactions contemplated in the Merger Agreement (the "Closing"), Paul Knight, Larry Salmen and all other members of the board of directors of the Company resigned and in their place the Company's newly constituted board of directors appointed Clark as Chairman, Lubic as President and a director, to fill the vacancies created by such resignations.

         Contemporaneously with the Closing, the Company's newly constituted board of directors approved the issuance to certain shareholders of the Company (the "Restricted Shareholders") shares of the Company's Common Stock (the "Restricted Shares") as payment for financial consulting and other services rendered or to be rendered in connection with the transactions contemplated in the Merger Agreement. The Restricted Shareholders, in consideration for their receipt of the Restricted Shares, entered into a Voting and Shareholders Agreement (the "Shareholders Agreement") whereby each of the Restricted Shareholders, simultaneously with the execution and delivery of the Shareholders Agreement transferred one-third (1/3) of their respective Restricted Shares to a Voting Trust (the "Voting Trust") in favor of Clark as voting trustee ("Trustee"), to be held by Clark pursuant to the terms of a Voting Trust Agreement (the "Voting Trust Agreement").

         The terms of the Shareholders Agreement provide that the Restricted Shares transferred to the Voting Trust by the Restricted Shareholders may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of until the first to occur of: (i) two (2) years from the closing of the Merger Transactions and the other transactions contemplated by the Agreement and Plan of Reorganization; or (ii) both of the following: (a) the Company through the efforts of the Restricted Shareholders has raised not less than $3,000,000 of gross proceeds by means of financings of debt or equity securities or a combination thereof within the two year period from the date of the closing of the Merger Transactions and the other transactions contemplated by the Merger Agreement; and (ii) the closing bid price of the Common Stock in the NASDAQ SmallCap market (or such other market on which the Company's Common Stock is regularly traded) for the fifteen (15) consecutive trading days prior to the date of a proposed "prohibited transfer" has equaled or exceeded $3.00 per share (on a contemplated post closing one for two share reverse-split basis). Concurrently with the execution and delivery of the Shareholders Agreement, the Restricted Shareholders, Clark and the Company entered into the Voting Trust Agreement. Under the terms of the Voting Trust Agreement, the Restricted Shareholders deposited with the Trustee certificates representing the Restricted Shares. The Trustee is holding the Restricted Shares subject to the terms of the Voting Trust Agreement and the Shareholders Agreement and thereupon issued and delivered to the Restricted Shareholders a certificate for the Restricted Shares so deposited.

         Except as otherwise expressly provided in the Voting Trust Agreement, the Trustee is entitled to exercise all powers under the Voting Trust Agreement in his sole and absolute discretion; which powers include the following: until
(i) the surrender of the Voting Trust Certificates for cancellation, and (ii) the actual delivery to the holders of the voting trust certificate or certificates representing Shares of the Company's Common Stock in exchange therefor, the Trustee shall possess and be entitled, in the Trustee's sole discretion, to exercise, in person or by his nominees or proxies, all the rights and powers of an absolute owner of the Restricted Shares, including, without limitation, the right to receive dividends on the Restricted Shares and the right to vote, consent in writing or otherwise act with respect to any corporate or shareholder's resolution or action to the fullest extent permitted by applicable law.

         The Company is not a party to the Voting Trust Agreement, and the description of the terms of the Voting Trust Agreement contained in this report does not purport to be complete and is qualified in its entirety by reference to the Voting Trust Agreement, which was filed as an exhibit to the Schedule 13D. After giving effect to the exchange of shares of the Acquiree Corporations for shares of the Company's Common Stock, Clark is the direct owner of 11,067,200 shares of Common Stock and Lubic is the direct owner of 2,766,800 shares of Common Stock. Pursuant to Rule 13d-5 under the Exchange Act, Clark and Lubic may each be considered to be the beneficial owner of 13,384,000 shares of Common Stock.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       EXHIBITS

         None.

         b.       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of fiscal 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 17, 2000             INFOAMERICA, INC.


                                   By:   /s/ Richard G. Lubic
                                       --------------------------
                                       Richard G. Lubic, Chief Executive Officer

                                INFOAMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                                                     F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                                       F-2

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998               F-3

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998     F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997               F-5

Notes to Consolidated Financial Statements                                                         F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
InfoAmerica Inc.

We have audited the accompanying consolidated balance sheets of InfoAmerica Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfoAmerica Inc. as of December 31, 1999 and 1998, and the results of its operations, shareholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

HOLLANDER, LUMER & CO. LLP

Los Angeles, California
April 14, 2000

                             INFOAMERICA, INC.
                               BALANCE SHEET
                      AS OF DECEMBER 31, 1999 AND 1998

                                                                                   1999                       1998
                                                                                   ----                       ----
                                   ASSETS
CURRENT ASSETS
Cash                                                                                  $ 9,438                    $ 4,658
Accounts Receivable -  net of
allowance for doubtful accounts of $ 5,000 in 1999 and 1998                            69,454                     47,161
Supplies                                                                               31,000                     31,034
                                                                               --------------               ------------

TOTAL CURRENT ASSETS                                                                  109,892                     82,853

PROPERTY AND EQUIPMENT - net of accumulated
depreciation                                                                        1,637,595                  1,877,595
                                                                               --------------               ------------

                                   TOTAL                                          $ 1,747,487                 $1,960,448
                                                                               ==============               ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $ 280,991                  $ 206,727
Revenue billed in advance                                                              51,125                     52,161
Franchise fees payable                                                                 96,787                     42,000
Customer Deposits                                                                       5,200                      5,200
                                                                               --------------               ------------

TOTAL CURRENT LIABILITIES                                                             434,103                    306,088
                                                                               --------------               ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
   Common stock, $.025 par value; 900,000,000 shares authorized,
     19,048,521 shares issued and outstanding in 1999 and 1998                        476,213                    476,213
   Additional paid-in capital                                                       1,484,314                  1,465,967
   Accumulated deficit                                                               (647,143)                  (287,820)
                                                                               --------------               ------------

     Total Shareholders' Equity                                                     1,313,384                  1,654,360

                                   TOTAL                                          $ 1,747,487                 $1,960,448
                                                                               ==============               =============

              See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                           1999                           1998

REVENUES                                                               $  674,804                   $  668,478

EXPENSES
Programming Content                                                       182,517                      209,237
Cable Operating                                                           125,563                      178,032
General and Administrative                                                473,318                      365,635
Depreciation                                                              240,000                      237,500
TOTAL EXPENSES                                                          1,021,398                      990,404

LOSS BEFORE OTHER EXPENSE                                               (346,594)                    (321,926)

OTHER INCOME (EXPENSE) - NET                                             (12,729)                      34,106
NET LOSS                                                              $ (359,323)                  $ (287,820)
                                                            ======================           ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                         19,048,521                   19,048,521
                                                            ======================           ==================
BASIC LOSS PER SHARE                                                  $   (0.019)                  $   (0.015)
                                                            ======================           ==================


                 See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               Common Stock            Additional       Accumulated
                                                               ------------            ----------       -----------
                                                          Shares         Amount       Paid in Capital     Deficit       Total
                                                          ------         ------       ---------------     -------       -----

Balance, January 1, 1998                                 19,048,521       $ 476,213       $ 1,465,967         $    -    $1,942,180

Net loss                                                                                                   (287,820)      (287,820)

Balance, December 31, 1998                               19,048,521                                                      1,654,360
                                                                            476,213       1,465,967        (287,820)
Net proceed from purchase and sale of treasury stocks                                                        18,347         18,347

Net loss                                                                                                   (359,323)     (359,323)

Balance, December 31, 1999                               19,048,521       $ 476,213     $ 1,484,314      $ (647,143)    $1,313,384
                                                         ==========       =========     ===========      ==========     ==========

          See accompanying Notes to Financial Statements.

                                INFOAMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                             1999                     1998
                                                                                             ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $  (359,323)             $  (287,820)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation                                                                                  240,000                  237,500
Changes in operating assets and liabilities:

Accounts receivable                                                                           (22,293)                    7,575
Supplies                                                                                           34                   10,000
Accounts payable and accrued expenses                                                          74,264                   19,509
Revenue billed in advance                                                                      (1,036)                  (1,260)
Franchise fee payable                                                                          54,787                   13,794
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     (13,567)                    (702)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceed from purchase and sale of treasury stock                                        18,347                        -

NET DECREASE IN CASH                                                                            4,780                    (702)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                                   4,658                    5,360
CASH AND CASH EQUIVALENT, END OF PERIOD                                                    $    9,438               $    4,658
                                                                                  ====================     ====================

                 See accompanying Notes to Financial Statements.
                                       F-5

                                INFOAMERICA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION


     InfoAmerica Inc. (the Company) was incorporated under the laws of the state of Colorado on June 8, 1991. On June 8, 1999, the transactions contemplated by the Merger Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, RWC Communications, Inc., a California corporation, ("RWC"), D&K Communications, Inc., a California corporation, ("D&K") and DL Hawk Communications, Inc., a California corporation, ("DL", together with RWC and D&K, the "Acquiree Corporations"); Richard W. Clark ("Clark") and Richard Lubic ("Lubic" and together with Clark, the "Sellers"); and Paul Knight and Larry Salmen (collectively, the "Buyers"), were consummated. Clark and Lubic are the owners of all of the issued and outstanding common stock of RWC, D&K and DL. RWC, D&K and DL constitute and operate DDD Cablevision, Ltd., a California partnership, which operates a cable television system in Tehachapi, California. In preparation for the transactions contemplated in the Merger Agreement, the Company established three separate California corporations, each of which is a wholly owned subsidiary and known as "IFOA-RWC, Inc.", "IFOA-D&K, Inc." and "IFOA-DL, Inc." (collectively referred to as the "Merger Subsidiaries").

     Pursuant to the Merger Agreement, on June 8, 1999, among other things, (a) RWC merged with and into IFOA-RWC, Inc., (b) D&K merged with and into IFOA-D&K, Inc., (c) DL merged with and into IFOA-DL, Inc. (collectively, the "Merger Transactions"), and (d) as a result of the Merger Transactions, the Company, through the Merger Subsidiaries, acquired ownership and control of the Acquiree Corporations and in exchange therefore, the Company issued to the Sellers an aggregate of 13,834,000 unregistered "restricted" shares (the "Acquiror Shares") of the Company's common stock, par value $.025 per share (the "Common Stock"). The Acquiror Shares issued by the Company and acquired by the Sellers represent approximately 53.2% of the Company's total issued and outstanding Common Stock and accordingly such acquisition may be deemed to be a change in control of the Company.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

     Supplies. Supplies, which consists of connectors, wire, converter boxes and others are stated at the lower of cost (average method) or market.

     Property and equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                  Cable system                        15 years
                  Vehicles and computers               7 years
                  Other                                5 years

     The cable system is depreciated using a composite method, therefore no gain or loss is recognized on the disposition of components of the property and equipment.

     Replacements, renewals and improvements are capitalized. Costs for repairs and maintenance are charged directly to expense when incurred.

     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregate of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Fair value of financial instruments. The Company's financial instruments consist of cash equivalent, receivables, accounts payable, and accrued expenses. The fair values of the Company's financial instruments approximately the carrying value of the instruments.

     Revenue recognition. Revenue is recognized in the period the related services are provided to the subscribers.

     Income taxes. The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Segment Information. The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

     The Company operates in one segment.

3.       GOING CONCERN

     Significant Operating Losses. The Company has experienced significant operating losses and working capital deficiency. For the fiscal years ended December 31, 1999 and 1998, the Company experienced net losses of $359,271 and $287,820, and working capital deficiency of $342,506 and $223,235, respectively. The ability of the Company to continue as a going concern is dependent upon the management ability to increase revenue and/or controlling expenses and continued financing from its shareholders or other outside sources.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1999 and 1998 consisted of the following:

                                              1999               1998

                                          --------------     --------------
     Cable system                           $ 3,517,776        $ 3,517,776
     Computer                                    75,246             75,246
     Vehicles                                    66,989             66,989

                                          --------------     --------------
          Total                               3,660,011          3,660,011

     Accumulated depreciation                 2,022,416          1,782,416

                                          --------------     --------------

     Net                                    $ 1,637,595        $ 1,877,595
                                          ==============     ==============



5.       RELATED PARTY TRANSACTIONS

     A major shareholder provides management services to the Company. In 1999 and 1998 the charges for such management services amounted to $50,500 and $37,300, respectively.

6.       COMMITMENT AND CONTINGENCIES

     Leases. The Company leases the head-end, tower, and microwave receiver sites under short-term operating lease agreements. Total rent expense for the site rentals amounted to $18,121 and $22,359 in 1999 and 1998 respectively.

     The Company leases computers and automotive equipment under operating lease expiring at various dates through 2004. Minimum lease payments under such leases are as follows:

                  Year Ending December 31                     Amount
                  -----------------------                     ------
                        2000                                 $56,518
                        2001                                  56,518
                        2002                                  44,674
                        2003                                  22,646
                        2004                                   1,451


     Total rent expense for computers and automotive equipment amounted to $55,719 and $28,842 in 1999 and 1998, respectively.

     Franchise agreement. On August 1990, the Company obtained a CATV franchise from Kern County. The franchise terminates on September 30, 2005 however it is renewable for an additional 15-year term. In related to this franchise, the County of Kern requires the Company to remit 5% of service revenues within three months after the year-end. The franchise fee collected in 1999 and 1998 were $54,787 and $13,794, respectively. On March 2000, the Company paid off all franchise fees due for 1997, 1998 and 1999.

     Settlement cost. The Company was a defendant in an action brought in the Kern County Superior Court by Terence J. Werdel & Associates, the Company's former legal council. The plaintiff sued for money due in the sum of $46,945.43 for legal services rendered by the plaintiff, 10% interest per annum from and after November 30, 1999 and attorney's fees. On March 2000 this matter was settled in full whereby the Company paid Terence J. Werdel & Associates in the sum of $47,074.

7.       INCOME TAXES

         Income and losses prior to June 8, 1999 were passed through to the partners of DDD Cable Vision. At December 31, 1999, the Company had net operating loss carryforwards for Federal Income Tax purposes approximately $200,000 which will expire in 2012. The Company had provided 100% allowance on all of its deferred income taxes benefits.

8.       SHAREHOLDERS' EQUITY

     During 1999, the Company had purchased and resold its own shares resulting a net proceed of $18,347 which was booked as an additional paid-in capital.

     In March 2000, the Company raised approximately $1,000,000 (net of expenses)in connection with a private financing of common stock.