Form 10QSB
period 2000-03-31
INFOAMERICA INC
filed 2000-05-22
CIK 760497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-13338

                                INFOAMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

                   COLORADO                                      84-0853869
         (State of other jurisdiction of                      (I.R.S. Employer)
         incorporation or organization)                      Identification No.)

                               5 Clover Leaf Court
                           Tehachapi, California 93561
                    (Address of principal executive offices)

                                 (661) 821-6018
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 21,798,521 shares outstanding as of March 31, 2000.

                               INFOAMERICA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  March 31,          December 31,
                                                                                     2000                1999
                                                                                 ----------           ----------
                                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                        $1,020,161              $ 9,438
 Accounts Receivable -  net of
  allowance for doubtful accounts of $ 5,000 in 1999 and 1998                         77,353               69,454
 Supplies                                                                             31,000               31,000
                                                                                  ----------           ----------
 TOTAL CURRENT ASSETS                                                              1,128,514              109,892

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation                                                                      1,577,595            1,637,595
                                                                                  ----------           ----------
                                   TOTAL                                          $2,706,109           $1,747,487
                                                                                  ==========           ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued expenses                                             $ 139,696            $ 280,991
 Revenue billed in advance                                                            53,829               51,125
 Franchise fees payable                                                                8,255               96,787
 Customer deposits                                                                     5,200                5,200
                                                                                  ----------           ----------
  TOTAL CURRENT LIABILITIES                                                          206,980              434,103
                                                                                  ----------           ----------

SHAREHOLDERS' EQUITY
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
 Common stock, $.025 par value; 900,000,000 shares authorized,
  21,798,521 and 19,408,521 shares issued and outstanding
  in 2000 and 1999                                                                   544,963              476,213
 Additional paid-in capital                                                        2,790,395            1,484,314
 Accumulated deficit                                                                (836,229)            (647,143)
                                                                                  ----------           ----------
  Total Shareholders' Equity                                                       2,499,129            1,313,384

                                   TOTAL                                          $2,706,109           $1,747,487
                                                                                  ==========           ==========

      See accompanying Notes to Consolidated Condensed Financial Statements

                               INFOAMERICA, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                 March 31,        March 31,
                                                   2000             1999
                                                ----------       ----------
                                                (unaudited)      (unaudited)

REVENUES                                         $ 154,150        $ 154,734

EXPENSES
  Programming content                               37,951           31,503
  Cable operating                                   54,541           38,635
  General and administrative                       190,744           64,427
  Depreciation                                      60,000           60,000
                                                ----------       ----------
    TOTAL EXPENSES                                 343,236          194,565
                                                ----------       ----------
NET INCOME (LOSS)                                 (189,086)         (39,831)
                                                ==========       ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                  19,965,188       19,048,521
                                                ==========       ==========
BASIC INCOME (LOSS) PER SHARE                     $ (0.009)        $ (0.002)
                                                ==========       ==========

      See accompanying Notes to Consolidated Condensed Financial Statements

                                INFOAMERICA INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                        March 31,          March 31,
                                                                          2000               1999
                                                                       -----------        -----------
                                                                       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $(189,086)         $ (39,831)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation                                                                60,000             60,000
Changes in operating assets and liabilities:
Accounts receivable                                                         (7,899)           (28,695)
Accounts payable and accrued expenses                                     (141,295)            12,037
Revenue billed in advance                                                    2,704             (1,882)

Franchise fee payable                                                      (88,532)                 -
                                                                       -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 (364,108)             1,629
                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of stock                                   1,374,831                  -

NET INCREASE IN CASH                                                     1,010,723              1,629
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                9,438              4,658
CASH AND CASH EQUIVALENT, END OF PERIOD                                 $1,020,161            $ 6,287
                                                                       ===========         ===========


      See accompanying Notes to Consolidated Condensed Financial Statements

                               INFOAMERICA, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY


                                                               Common Stock
                                                         ----------------------         Additional        Accumulated
                                                         Shares          Amount        Paid in Capital     Deficit         Total
                                                         ------          ------        ---------------     -------         -----

Balance, December 31, 1999                              19,048,521       $ 476,213       $ 1,484,314       $ (647,143)   $1,313,384


Net proceeds from sale of common stock                   2,750,000        $ 68,750       $ 1,306,081                     $1,374,831


Net loss                                                                                                   $ (189,086)    $(189,086)


Balance, December 31, 1999                              21,798,521       $ 544,963       $ 2,790,395       $ (836,229)   $2,499,129




      See accompanying Notes to Consolidated Condensed Financial Statements

                                INFOAMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by InfoAmerica, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999, (b) the financial position at March 31, 2000 and December 31, 1999, and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1999 and 1998 included in the Company's Annual Report on Form 10-KSB.

         Effective June 8, 1999, pursuant to a Merger Agreement and Plan of Reorganization (the "Merger Agreement") the Company acquired DDD Cablevision Ltd., a limited liability partnership, resulting in the partners and management of DDD Cablevision Ltd. having actual and effective control of the Company, the surviving corporation. For accounting purposes, the transaction was treated as an acquisition of the Company by DDD Cablevision Ltd. and as a recapitalization of DDD Cablevision Ltd. The historical financial statements prior to the acquisition became those of DDD Cablevision Ltd. even though they were labeled as those of the Company. In the recapitalization, historical partners' equity of DDD Cablevision Ltd., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of DDD Cablevision, Ltd. Basic loss per share prior to the merger were restated to reflect the number of equivalent shares received by partners of DDD Cablevision Ltd.

2.       SHAREHOLDERS' EQUITY

         As described under Basis of Presentation in Note 1, the historical partners' equity of DDD Cablevision Ltd., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger as a credit to common stock and the remaining balance of partners' equity as a credit to paid-in capital. At the time of merger, DDD Cablevision's partners received an aggregate of 13,834,000 unregistered "restricted" shares with par value of $.025 per share. Prior to the merger, InfoAmerica, Inc. had 5,214,521 shares of common stock outstanding. Total issued and outstanding shares of common stock immediately after the merger was 19,048,521.

         In March, the Company received net proceeds of $1,374,831 from the private placement of 2,750,000 shares of the Company's common stock at $.50 per share, par value $0.25 per share. The private placement was completed on April 18, 2000. As of March 31, 2000, the Company had transferred into its bank account $1,154,886 of the private placement proceeds. The remaining balance of $219,945 in the Company's escrow account was subsequently transferred into the Company's bank account on April 6, 2000. Total issued and outstanding shares of common stock as of March 31, 2000 is 21,798,521.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

         The Company was incorporated under the laws of the state of Colorado on June 8, 1991 and is the surviving corporation of a merger on June 8, 1999 between it and DDD Cablevision, Inc., a Delaware corporation.

         The Company, through its wholly-owned subsidiary DDD Cablevision, Inc. d/b/a Country Cable ("Country Cable") operates a cable television system in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County, California. The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by the County of Kern, California. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company transmits its programming with a spectrum energy of 450 megahertz (MHz).

         The Company maintains an existing cable telecommunications infrastructure of a three stage microwave satellite receiver and transmit system which interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the intention of the Company, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 135 miles of cable and plant facilities, all of which will be in the form of fibre optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 2,000 subscribers. The result would be a communications network providing 120 channels of programming, business to business carriage data network and high speed Internet access to its subscribers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         For the three month period ended March 31, 2000, the Company's cash and cash equivalents increased by $1,010,723, from $9,438 to $1,020,161 during the first quarter. Operating activities used net cash in the amount $364,108 to fund the Company's cash loss from operations of $129,086 (net of non-cash expense of $60,000 for depreciation). Net cash of $235,022 was used by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($141,295), an increase in franchise fees payable ($88,532) and a decrease in accounts receivable ($7,899). Financing activities provided net proceeds in the amount of $1,374,831 from the issuance of stock in a private placement in March. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

         The Company's net loss of $189,086 for the first quarter ended March 31, 2000 increased by $149,255 from a net loss of $39,831 for the first quarter ended March 31, 1999. The increase in the net loss is primarily due to an increase in the expense of programming content of $6,448, cable operating expenses of $15,906 and general and administrative expenses of $126,317.

         Revenue during the first quarter of 2000 was primarily from cable television subscriptions, the installation of cable televisions and advertising.

         Programming content expenses increased by $6,448, from $31,503 to $37,951 principally due to an increase in the costs associated with obtaining programming from the content providers, such as ESPN, etc.

         Cable operating expenses increased by $15,906 from $38,635 to $54,541, as a result of an increase in wages payable to employees, the increased cost of insurance and other operating expenses in connection with maintaining a cable telecommunications infrastructure.

         General and administration expenses increased by $126,317, as a result of the payment of certain expenses, including professional fees relating to the merger, the audit of the Company's financial statements in compliance with securities laws and subsequent other fees.

                           PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds.

         In connection with a private placement consummated in March, the Company issued 2,750,000 shares of common stock, par value $.025 per share. The shares were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933 (the "Securities Act"), as amended. The shares were sold at $.50 per share and the aggregate offering price was $1,375,000. The Company received net proceeds in the amount of $1,374,831. The difference of $169 being attributed to the bank charges in connection with the wiring of the funds. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, is applicable to the above issuances as a transaction by an issuer not involving a public offering.

         Item 7.  Exhibits and Reports on Form 8-K

       (a)        Exhibits

                  27.      Financial Data Schedule

       (b)        Reports on Form 8-K

                  On February 28, 2000, the Company filed a report under Item 4, Changes in Registrant's Certifying Accountant. No financial statements were filed during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2000                InfoAmerica, Inc.


                                   /s/ Richard G. Lubic
                                   --------------------------------
                                   By:  Richard G. Lubic
                                        Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                                   Description

         27                                      Financial Data Schedule