Form 10QSB
period 2000-06-30
INFOAMERICA INC
filed 2000-08-21
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 21,798,521 shares outstanding as of June 30, 2000.

                                INFOAMERICA, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2000

PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
Item 1.           Financial Statements.

                  Consolidated Condensed Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                      3

                  Consolidated  Condensed  Statements of Operations  for the Six
                  Months  ended  June 30,  2000 and June 30,  1999 and the Three
                  Months ended June 30, 2000 and June 30, 1999                               4

                  Consolidated Condensed Statements of Shareholders' Equity                  5

                  Consolidated  Condensed  Statements  of Cash Flows for the Six
                  Months ended June 30, 2000 and June 30, 1999.                              6

                  Notes to Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                     8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                         10

Item 2.           Changes in Securities and Use of Proceeds.                                10

Item 3.           Defaults Upon Senior Securities                                           10

Item 4.           Submission of Matters to a Vote of Security Holder                        10

Item 5.           Other Information.                                                        10

Item 6.           Exhibits and Reports on Form 8-K.                                         10

                                INFOAMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                             ---------------    -----------------
                                                                              (unaudited)
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $ 718,042              $ 9,438
Accounts Receivable -  net of
allowance for doubtful accounts of $ 5,000 in 2000 and 1999                          67,729               69,454
Supplies                                                                             31,000               31,000
Prepaid expenses                                                                     22,181                    -
                                                                             ---------------    -----------------
TOTAL CURRENT ASSETS                                                                838,952              109,892

PROPERTY AND EQUIPMENT - net of accumulated
depreciation                                                                      1,537,595            1,637,595
                                                                             ---------------    -----------------
                                   TOTAL                                         $2,376,547           $1,747,487
                                                                             ===============    =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $ 190,090            $ 280,991
Revenue billed in advance                                                            53,405               51,125
Franchise fees payable                                                               15,791               96,787
Customer deposits                                                                     5,200                5,200
                                                                             ---------------    -----------------
TOTAL CURRENT LIABILITIES                                                           264,486              434,103
                                                                             ---------------    -----------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
   Common stock, $.025 par value; 900,000,000 shares authorized,
     21,798,521 and 19,048,521 shares issued and outstanding
     in June 30, 2000 and December 31, 1999                                         544,963              476,213
   Additional paid-in capital                                                     2,652,910            1,484,314
   Accumulated deficit                                                           (1,085,812)            (647,143)
                                                                             ---------------    -----------------
     Total Shareholders' Equity                                                   2,112,061            1,313,384

                                                                             ---------------    -----------------
                                   TOTAL                                         $2,376,547           $1,747,487
                                                                             ===============    =================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                                INFOAMERICA, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six Months Ended                Three Months Ended
                                                  June 30,         June 30,          June 30,         June 30,
                                                    2000             1999              2000             1999
                                                -------------    --------------    -------------    --------------
                                                (unaudited)       (unaudited)      (unaudited)       (unaudited)
REVENUES                                           $ 321,943         $ 307,932        $ 167,793         $ 153,198

EXPENSES
Programming content                                  195,171            55,296          157,220            23,793
Cable operating                                      119,494            83,691           64,953            45,056
General and administrative                           325,947           178,193          135,203           113,766
Depreciation                                         120,000           120,000           60,000            60,000
                                                -------------    --------------    -------------    --------------
TOTAL EXPENSES                                       760,612           437,180          417,376           242,615
                                                -------------    --------------    -------------    --------------
NET LOSS                                           $(438,669)        $(129,248)       $(249,583)         $(89,417)
                                                =============    ==============    =============    ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    20,358,045        19,048,521       21,798,521        19,048,521
                                                =============    ==============    =============    ==============

BASIC LOSS PER SHARE                                $ (0.022)         $ (0.007)        $ (0.011)         $ (0.005)
                                                =============    ==============    =============    ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Common Stock
                                       --------------------------     Additional
                                                        Amount       Paid in Capital    Accumulated
                                          Shares       (par value)  (net of par value)   Deficit         Total
                                       ------------   ---------------------------------------------   ------------
Balance, December 31, 1999              19,048,521      $476,213       $ 1,484,314      $ (647,143)    $1,313,384

Net proceeds from sale of common stock   2,750,000        68,750         1,168,596                      1,237,346

Net loss                                                                                  (438,669)      (438,669)

                                       ------------   -----------   ---------------   -------------   ------------
Balance, June 30, 2000 (unaudited)      21,798,521      $544,963       $ 2,652,910     $(1,085,812)    $2,112,061
                                       ============   ===========   ===============   =============   ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                               June 30,         June 30,
                                                                                 2000             1999
                                                                             --------------   --------------
                                                                              (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(438,669)       $(129,248)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
   Depreciation                                                                    120,000          120,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                            1,725          (26,639)
      Accounts payable and accrued expenses                                        (90,901)         (17,915)
      Prepaid expenses                                                             (22,181)               -
      Revenue billed in advance                                                      2,280           (2,083)
      Franchise fee payable                                                        (80,996)               -
                                                                             --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         (508,742)         (55,885)
                                                                             --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                              (20,000)               -
                                                                             --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of stock                                           1,237,346                -
                                                                             --------------   --------------

NET INCREASE IN CASH                                                               708,604          (55,885)
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                        9,438            4,658
                                                                             --------------   --------------
CASH AND CASH EQUIVALENT, END OF PERIOD                                          $ 718,042         $(51,227)
                                                                             ==============   ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by InfoAmerica, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the six and three months ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000 and December 31, 1999, and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

         Effective June 8, 1999, pursuant to a Merger Agreement and Plan of Reorganization (the "Merger Agreement"), InfoAmerica, Inc. acquired DDD Cablevision Ltd., a limited liability partnership, resulting in the partners and management of DDD Cablevision Ltd. having actual and effective control of InfoAmerica, Inc., the surviving corporation. For accounting purposes, the transaction was treated as an acquisition of InfoAmerica, Inc. by DDD Cablevision Ltd. and as a recapitalization of DDD Cablevision Ltd. The historical financial statements prior to the acquisition became those of DDD Cablevision Ltd. even though they were labeled as those of InfoAmerica, Inc. In the recapitalization, historical partners' equity of DDD Cablevision Ltd., prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of DDD Cablevision, Ltd. Basic loss per share prior to the merger were restated to reflect the number of equivalent shares received by partners of DDD Cablevision Ltd.

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

3.       SUBSEQUENT EVENTS

         In July, the Company received proceeds of approximately $2,500,000 from the private placement of 1,923,077 restricted shares of the Company's $.025 par value common stock at $1.30 per share. These shares have not yet been issued.

4.       STOCK PURCHASE AGREEMENT

         The Company executed a Stock Purchase Agreement on June 1, 2000, with Cable California S.A. de C.V. ("Cable California"), a corporation formed under the Republic of Mexico, and Dick Clark International Cable Ventures, Ltd. and Carlos Bustamante, Sr. (the "Shareholders") of Cable California. Pursuant to the terms of the agreement, the Company will be the record and beneficial owner of 100% of the voting and non-voting stock of Cable California. 51% of the voting stock of Cable California will be held in a trust account with a Mexican bank for the benefit of the Company as is required under Mexican law. Upon consummation of the transaction, the Company will issue 2,000,225 shares of common stock to each of the Shareholders of Cable California.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2000, the Company's cash and cash equivalents amounted to $718,042. This was an increase of $708,604 from $9,438 for the six months then ended. Operating activities used net cash in the amount $508,742 to fund the Company's cash loss from operations of $318,669 (net of non-cash expense of $120,000 for depreciation). Net cash of $190,073 was used by changes in operating assets and liabilities primarily to fund the payment of accounts payable and accrued expenses in the amount of $72,986 and the payment of franchise fees payable in the amount of $80,996. The Company experienced a decrease in accounts receivable of $28,364. Financing activities provided net proceeds in the amount of $1,237,346 from the issuance of stock in a private placement in March. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

         Revenue increased by $14,011 from $307,932 for the six month period ended June 30, 1999 to $321,943 for the six months ended June 30, 2000. Revenues increased by $14,595 from $153,198 for the three months ended June 30, 1999 to $167,793 for the three months ended June 30, 2000. The increase in revenue is the result of increased cable television subscriptions and cable television installations.

         Programming content expenses increased by $139,875 from $55,296 for the six months ended June 30, 1999 as compared to $195,171 for the six months ended June 30, 2000. Programming content expenses increased by $133,427 from $23,793 for the three months ended June 30, 1999 to $157,220 for the three months ended June 30, 2000. The increase in these expenses is the result of payments made by the Company with respect to fees previously owed to content providers for the use of their programming.

         Cable operating expenses increased by $35,803 from $83,691 for the six months ended June 30, 1999 to $119,494 for the six months ended June 30, 2000. Cable operating costs increased by $19,897 from $45,056 for the three months ended June 30, 1999 to $64,953 for the three months ended June 30, 2000. The increase in cable operating expenses is the result of current and outstanding field costs, such as: tech salaries, cable materials, pole fees, headend equipment, system maintenance, utilities, vehicle leases, fuel costs, vehicle repairs and maintenance, headend rentals radios and pagers.

         General and administrative expenses increased by $147,754 from $178,193 for the six months ended June 30, 1999 to $325,947 for the six months ended June 30, 2000. General and administrative expenses increased by $21,437 from $113,766, for the three months ended June 30, 1999, to $135,203 for the three months ended June 30, 2000. The increase in these fees is the result of an increase in legal fees in connection with the day to day operations of the Company and the consummation of the transaction with Cable California S.A. de C.V. as more fully discussed in Item 5.

         The Company's net loss of $438,669 for the six months ended June 30, 2000 was an increase of $309,421 from the net loss of $129,248 for the six months ended June 30, 1999. The Company's net loss of $249,583 for the three months ended June 30, 2000 was an increase of $160,166 from the net loss of $89,417 for the three months ended June 30, 1999. The increase in net loss for the six months ended June 30, 2000 and the three months ended June 30, 2000 can be attributed to the factors as discussed above.

                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.
                  ------------------

                  None.

         Item 2. Changes in Securities and Use of Proceeds.
                 ------------------------------------------

                  None.

         Item 3.  Defaults Upon Senior Securities.
                  --------------------------------

                  None.

         Item 4. Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

                  None.

         Item 5.  Other Information.
                  ------------------

         The Company executed a Stock Purchase Agreement on June 1, 2000, with Cable California S.A. de C.V. ("Cable California"), a corporation formed under the Republic of Mexico, and Dick Clark International Cable Ventures, Ltd. and Carlos Bustamante, Sr. (the "Shareholders") of Cable California. Pursuant to the terms of the agreement, the Company will be the record and beneficial owner of 100% of the voting and non-voting stock of Cable California. 51% of the voting stock of Cable California will be held in a trust account with a Mexican bank for the benefit of the Company as is required under Mexican law. Upon consummation of the transaction, the Company will issue 2,000,225 shares of common stock to each of the Shareholders of Cable California.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           10.1 Stock Purchase Agreement dated June 1, 2000 by and among the Company, Cable California S.A. de C.V., Dick Clark International Cable Ventures, Ltd. and Carlos Bustamante, Sr.

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On June 20, 2000, the Company filed an amended report under Item 4, Changes in Registrant's Certifying Accountant. No financial statements were filed during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 21, 2000                        InfoAmerica, Inc.


                                               /s/ Richard G. Lubic
                                              ----------------------------------
                                               By: Richard G. Lubic
                                                   President and Chief Executive
                                                   Officer

                                  EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------

10 Stock Purchase Agreement dated June 1, 2000 by and among the Company, Cable California S.A. de C.V., Dick Clark International Cable Ventures, Ltd. and Carlos Bustamante, Sr.

27              Financial Data Schedule