Form 10QSB
period 2000-09-30
INFOAMERICA INC
filed 2000-11-20
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 23,721,598 shares outstanding as of September 30, 2000.

                                INFOAMERICA, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2000

PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
Item 1.           Financial Statements.
                  Consolidated Condensed Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                  3

                  Consolidated  Condensed  Statements of Operations for the Nine
                  Months ended September 30, 2000 and September 30, 1999 and the
                  Three Months ended September 30, 2000 and September 30, 1999           4

                  Consolidated Condensed Statements of Shareholders' Equity              5

                  Consolidated  Condensed  Statements of Cash Flows for the Nine
                  Months ended September 30, 2000 and September 30, 1999.                6

                  Notes to Financial Statements                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                             9

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                     11

Item 2.           Changes in Securities and Use of Proceeds.                            11

Item 3.           Defaults Upon Senior Securities                                       11

Item 4.           Submission of Matters to a Vote of Security Holder                    11

Item 5.           Other Information.                                                    11

Item 6.           Exhibits and Reports on Form 8-K.                                     11

                                INFOAMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   2000                 1999
                                                                             ------------------   -----------------
                                                                                (unaudited)          (audited)
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $ 2,684,007           $   9,438
Accounts Receivable -  net of

allowance for doubtful accounts of $ 5,000 in 2000 and 1999
                                                                                        71,796              69,454
Supplies

                                                                                        31,000              31,000
Prepaid expenses

                                                                                        16,749                   -
                                                                             ------------------   -----------------
TOTAL CURRENT ASSETS                                                                 2,803,552             109,892

DEFERRED CHARGES
Investment Banking Services                                                            636,667

PROPERTY AND EQUIPMENT - net of accumulated
depreciation                                                                         1,477,595           1,637,595
                                                                             ------------------   -----------------
                                   TOTAL                                           $ 4,917,814          $1,747,487
                                                                             ==================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $  167,419           $ 280,991
Revenue billed in advance                                                               51,023              51,125
Franchise fees payable                                                                  41,791              96,787
Customer deposits                                                                        5,200               5,200
                                                                             ------------------   -----------------
TOTAL CURRENT LIABILITIES                                                              265,433             434,103
                                                                             ------------------   -----------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 5,000,000 shares authorized, none issued
   Common stock, $.025 par value; 900,000,000 shares authorized,  23,721,598 and
     19,048,521 shares issued and outstanding
     in June 30, 2000 and December 31, 1999                                            593,040             476,213
   Additional paid-in capital                                                        5,751,169           1,484,314
   Accumulated deficit                                                              (1,691,828)           (647,143)
                                                                             ------------------   -----------------
     Total Shareholders' Equity                                                      4,652,381           1,313,384
                                                                             ------------------   -----------------
                                   TOTAL                                           $ 4,917,814          $1,747,487
                                                                             ==================   =================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                 September 30,         September 30,        September 30,         September 30,
                                                      2000                 1999                  2000                 1999
                                                -----------------    ------------------    -----------------    ------------------
                                                  (unaudited)           (unaudited)          (unaudited)           (unaudited)
REVENUES                                              $  479,262            $  458,601           $  157,319            $  150,669

EXPENSES
Programming content                                      255,855                95,638               60,684                40,342
Cable operating                                          183,899               114,326               64,405                30,635
General and administrative                               904,193               224,068              578,246                45,875
Depreciation                                             180,000               180,000               60,000                60,000
                                                -----------------    ------------------    -----------------    ------------------
TOTAL EXPENSES                                         1,523,947               614,032              763,335               176,852
                                                -----------------    ------------------    -----------------    ------------------
LOSS BEFORE OTHER EXPENSE                             (1,044,685)            (155,431)             (606,016)              (26,183)
Other expense                                                 -               (23,190)                   -                     -
                                                -----------------    ------------------    -----------------    ------------------
NET LOSS                                             $(1,044,685)          $ (178,621)          $  (606,016)           $  (26,183)
                                                =================    ==================    =================    ==================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        20,822,788            19,048,521           23,721,598            19,048,521
                                                =================    ==================    =================    ==================

BASIC LOSS PER SHARE                                 $   (0.050)           $   (0.009)          $   (0.020)           $   (0.001)
                                                =================    ==================    =================    ==================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Common Stock
                                       ---------------------------    Additional
                                                         Amount     Paid in Capital    Accumulated
                                           Shares      (par value)    (net of par        Deficit          Total
                                                                        value)
                                       --------------  ---------------------------------------------- --------------
Balance, December 31, 1999 (audited)     $19,048,521     $476,213      $  1,484,314      $ (647,143)     $1,313,384

Net proceeds from sale of common stock     4,673,077      116,827         3,370,405                       3,487,232

Fair value of common stock issued for
services                                                                    126,000                         126,000

Warrants issued for services                                                770,450                         770,450

Net loss                                                                                   (918,685)       (918,685)

                                       --------------  ----------- ----------------- ---------------- --------------
Balance, September 30, 2000               23,721,598     $593,040      $  5,751,169     $(1,691,828)     $4,652,381
(unaudited)
                                       ==============  =========== ================= ================ ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                              September 30,         September 30,
                                                                                   2000                 1999
                                                                             -----------------    ------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(1,044,685)          $ (178,621)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation                                                                          180,000               180,000
Fair value of warrants issued to non-employees
for services                                                                          770,450                     -
Fair value of common stock issued to non-employees
for services                                                                          126,000                     -
Changes in operating assets and liabilities:
Accounts receivable                                                                   (2,342)              (22,271)
Accounts payable and accrued expenses                                               (113,572)              (11,338)
Prepaid expenses                                                                     (16,749)                     -
Deferred Charges - investment banking services                                      (636,667)
Revenue billed in advance                                                               (102)               (1,701)
Franchise fee payable                                                                (54,996)              (13,794)
                                                                             -----------------    ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           (792,663)              (47,725)
                                                                             -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                   (20,000)                    -
                                                                             -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                                     3,487,232                    -
                                                                             -----------------    ------------------

NET INCREASE IN CASH                                                                2,674,569              (47,725)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                           9,438                 4,658
                                                                             -----------------    ------------------
CASH AND CASH EQUIVALENT, END OF PERIOD                                           $ 2,684,007           $  (43,067)
                                                                             =================    ==================


      See accompanying Notes to Condensed Consolidated Financial Statements

                                INFOAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by InfoAmerica, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the nine and three months ended September 30, 2000 and 1999, (b) the financial position at September 30, 2000 and December 31, 1999, and (c) the cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

         In March, the Company received net proceeds of $1,237,346 from the private placement of 2,750,000 restricted shares of the Company's $0.025 par value common stock at $0.50 per share.

         In July, the Company received net proceeds of $2,249,886 from the private placement of 1,923,077 restricted shares of the Company's $0.025 par value common stock at $1.30 per share. Total issued and outstanding shares of common stock as of September 30, 2000 was 23,721,598.

         On August 15, 2000, a shareholder of the Company transferred 100,000 shares of the Company's common stock to one of the Company's investment bankers for investment banking services. The fair market value of these shares on this transaction was $1.26 per share. During the nine months ended September 30, 2000, the Company recognized $126,000 costs related to this transaction, which were charged to operations.

         During the third quarter ended September 30, 2000, the Company issued warrants for the purchase of up to an aggregate of 1,305,000 shares (the "Warrants") of the Company's common stock, par value $0.025 per share ("Common Stock").

         On July 1, 2000, Warrants to purchase 625,000 shares of Common Stock were issued as commissions earned for services rendered for the Company in connection with a round of equity financing. The exercise prices of these Warrants are as follows: 300,000 shares at $0.50 per share; 150,000 shares at $2.00 per share; 150,000 shares at $2.00 per share; and 25,000 shares at $2.00 per share. These Warrants have an exercise period of three years from the date of issue.

         On July 1, 2000, Warrants to purchase 5,000 shares of Common Stock were issued as consideration for consulting services rendered. The exercise price of this Warrant is $0.50 per share and the exercise period is three years from the date of issue.

         On July 1, 2000, Warrants to purchase 75,000 shares of Common Stock were issued as additional consideration in connection with an equity investment made to the Company during the third quarter. The exercise price of this Warrant is $2.00 per share and the exercise period is three years from the date of issue.

         On August 1, 2000, Warrants to purchase 600,000 shares of Common Stock were issued in connection with prospective investment banking services to be rendered to the Company. The exercise prices of these Warrants are as follows: 200,000 shares at $2.50 per share; 200,000 shares at $3.50 per share; and 200,000 shares at $4.50 per share. The exercise period for each of these Warrants are three years from the date of issue.

         The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock based compensation plans for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculates the fair value of the stock options and warrants issued on the date of grant using the Black-Sholes option pricing model, and charges the fair value to operations over the expected period of benefit. During the nine months ended September 30, 2000, the Company recognized $199,092 of such costs, which were charged to operations.

3.       SUBSEQUENT EVENTS

         In October, the Company received proceeds of approximately $500,000 from the private placement of 666,667 restricted shares of the Company's $0.025 par value common stock at $0.75 per share. These shares have not yet been issued.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At September 30, 2000, the Company's cash and cash equivalents amounted to $2,684,007. This was an increase of $2,674,569 from $9,438 for the fiscal year ended December 31, 1999. Operating activities used net cash in the amount $792,663 to fund the Company's cash loss from operations of $604,902 (net of non-cash expense of $180,000 for depreciation, $133,783 for warrants issued to non-employees and 126,000 for stock issued to non-employees). Net cash of $185,317 was used by changes in operating assets and liabilities primarily to fund the increase in accounts payable and accrued expenses of $102,234, the increase in franchise fees payable of $41,202 and the increase in prepaid expenses of $16,749. The Company experienced a decrease in accounts receivable of $19,929. Financing activities provided net proceeds in the amount of $3,487,232 from the issuance of stock in a private placement in March and in July. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

         Revenue increased by $20,661 from $458,601 for the nine month period ended September 30, 1999 to $479,262 for the nine month period ended September 30, 2000. Revenues increased by $6,650 from $150,669 for the three month period ended September 30, 1999 to $157,319 for the three month period ended September 30, 2000. The increase in revenue is the result of lower operating costs and better collection of subscriber revenues.

         Programming content expenses increased by $160,217 from $95,638 for the nine month period ended September 30, 1999 as compared to $255,855 for the nine month period ended September 30, 2000. Programming content expenses increased by $20,342 from $40,342 for the three month period ended September 30, 1999 to $60,864 for the three month period ended September 30, 2000. The increase in these expenses is the result of an increase in the costs associated with obtaining programming from the content providers.

         Cable operating expenses increased by $69,573 from $114,326 for the nine months ended September 30, 1999 to $183,899 for the nine months ended September 30, 2000. Cable operating costs increased by $33,770 from $30,635 for the three months ended September 30, 1999 to $64,405 for the three months ended September 30, 2000. The increase in cable operating expenses was the result of upgrading the equipment used in the cable telecommunications infrastructure and the head end parts.

         General and administrative expenses increased by $680,125 from $224,068 for the nine months ended September 30, 1999 to $904,193 for the nine months ended September 30, 2000. General and administrative expenses increased by $532,371 from $45,875, for the three months ended September 30, 1999, to $578,246 for the three months ended September 30, 2000. The increase in these fees is primarily the result of continued expenses in connection with start-up operations in Mexico and the expense to the Company of issuing warrants as is further described in Item 2.

         The Company's net loss of $791,352 for the nine months ended September 30, 2000 was an increase of $612,731 from the net loss of $178,621 for the nine months ended September 30, 1999. The Company's net loss of $352,683 for the three months ended September 30, 2000 was an increase of $326,500 from the net loss of $26,183 for the three months ended September 30, 1999. The increase in net loss for the nine months ended September 30, 2000 and the three months ended September 30, 2000 can be attributed to the factors as discussed above.

                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.
                  ------------------
                  None.

         Item 2. Changes in Securities and Use of Proceeds.
                 ------------------------------------------

                  During the third quarter ended September 30, 2000, the Company issued warrants for the purchase of up to an aggregate of 1,305,000 shares (the "Warrants") of the Company's common stock, par value $0.025 per share ("Common Stock").

                  On July 1, 2000, Warrants to purchase 625,000 shares of Common Stock were issued as commissions earned for services rendered for the Company in connection with a round of equity financing. The exercise prices of these Warrants are as follows: 300,000 shares at $0.50 per share; 150,000 shares at $2.00 per share; 150,000 shares at $2.00 per share; and 25,000 shares at $2.00 per share. These Warrants have an exercise period of three years from the date of issue.

                  On July 1, 2000, Warrants to purchase 5,000 shares of Common Stock were issued as consideration for consulting services rendered. The exercise price of this Warrant is $0.50 per share and the exercise period is three years from the date of issue.

                  On July 1, 2000, Warrants to purchase 75,000 shares of Common Stock were issued as additional consideration in connection with an equity investment made to the Company during the third quarter. The exercise price of this Warrant is $2.00 per share and the exercise period is three years from the date of issue.

                  On August 1, 2000, Warrants to purchase 600,000 shares of Common Stock were issued in connection with prospective investment banking services to be rendered to the Company. The exercise prices of these Warrants are as follows: 200,000 shares at $2.50 per share; 200,000 shares at $3.50 per share; and 200,000 shares at $4.50 per share. The exercise period for each of these Warrants are three years from the date of issue.

         Item 3.  Defaults Upon Senior Securities.
                  --------------------------------

                  None.

         Item 4. Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

                  None.

         Item 5.  Other Information.
                  ------------------

                  None.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 2000


                                                 InfoAmerica, Inc.


                                           By: /s/ Richard G. Lubic
                                               ---------------------------------
                                               Name: Richard G. Lubic
                                               Title:  President and Chief
                                                       Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------
27                                          Financial Data Schedule