Form 10KSB
period 1999-12-31
LAS AMERICAS BROADBAND INC
filed 2001-04-17
CIK 760497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                            ---------  ---------

                         Commission File Number 0-13338
                          LAS AMERICAS BROADBAND, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

       Colorado                                                84-0853869
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     20031 Valley Boulevard, Tehachapi, CA                              93561
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (661) 822-1030
                           --------------

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
Yes  X    No
   -----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2000 was $673,589.

At March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates was $12,202,366 (corresponding to 7,199,036 shares).

At  March  30,  2001,   22,806,521  shares  of  Common  Stock  were  issued  and
outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         Las Americas Broadband, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 8, 1991, under the name InfoAmerica, Inc. The Company changed its name to Las Americas Broadband, Inc. effective February 9, 2001. Pursuant to a Merger Agreement and Plan of Reorganization, dated as of June 8, 1999 (the "Merger Agreement"), the Company was the surviving corporation of a merger (the "Merger"). The details and terms of the Merger are set forth in
Item 12 - "Certain Relationships and Related Transactions".

         The Company, through its wholly-owned subsidiary DDD Cablevision, Inc. d/b/a Country Cable ("Country Cable"), operates a cable and satellite television network in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County. The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by Kern County. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company's transmits its programming with a spectrum energy of 450 megahertz (MHz).

         The Company maintains an existing cable telecommunications infrastructure of a three stage microwave satellite receiver and transmit system which interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the intention of the Company, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 135 miles of cable and plant facilities, all of which will be in the form of fibre optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 2,000 subscribers. The result would be a communications network providing to its subscribers 120 channels of programming, business to business carriage data network and high speed Internet access.

         On December 19, 2000, the Company and Technical Services Broadband Inc., a California corporation ("TSBI"), signed an Agreement and Plan of Merger, pursuant to which TSBI would become a wholly-owned subsidiary of the Company (the "TSBI Agreement"). The transactions contemplated by the TSBI Agreement were consummated on January 2, 2001. A copy of the TSBI Agreement was filed as
Exhibit 2.1 to the Company's Form 8-K filed on January 17, 2001.

         The Company and Cable California S.A. de C.V., an entity organized under the United Mexican States ("Cable California"), have agreed upon the terms for the Company to acquire shares of capital stock of Cable California. Upon the execution of an agreement setting forth the agreed upon terms, a recapitalization of Cable California will take place, whereby Cable California will be owned forty-nine percent (49%) by the Company and fifty-one percent (51%) by a Mexican holding company (the "Mexican Holding Company"). The Mexican Holding Company will be owned forty-nine percent (49%) by the Company, two percent by a Mexican individual, and forty-nine percent (49%) by Carlos Bustamante, Sr., the current majority shareholder of Cable California. The agreement with Cable California also provides that upon consummation of the transaction certain indebtedness of Cable California will be converted to non-voting capital shares of Cable California. Consummation of the transaction with Cable California is subject to completion of final documentation and approval by the Secretary of Communications and Transportation and Federal Communications Commission of Mexico (the "Commission"). The Company and Cable California are in the process of making the application to the Commission for approval. Cable California has a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fibre-optic networks. This is a 750-MHz network, which provides high speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permits the network to operate in the cities of Tijuana and Mexicali, Mexico.

         COMPETITION

         The Company is subject to competition from different sources for its varied services, including satellite television, Internet service providers, video tape recorders, DVD systems and other entertainment and data service providers. Most of the Company's competition is from larger companies, with greater financing and resources available to them, and the expansion of the Company may therefore be hampered until financing is found. The Company does however maintain a franchise in the County of Kern for the unincorporated areas in which it operates.

         In its service business, the Company's subsidiary TSBI is subject to competition from larger telecommunications service companies such as Scientific Atlanta, Motorola, JM Consulting, Nortel Networks, and other companies that are comparable in size and operations to TSBI, such as CMG, Inc. and INET. The Company believes that TSBI can maintain its position in the industry depending upon the continuance of major broadband infrastructure deals in the world. As of this date, there are a number of such deals that are down turning and that could affect the future business in this sector.

         Cable California is subject to competition in its satellite television, Internet service providers, video tape recorders, DVD systems and other entertainment and data services. A small cable operator has been providing services in the territory in which Cable California is active for approximately thirty years and currently services 30,000 subscribers.

         SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company does not depend on any one supplier for raw materials.

         MARKETING

         The  Company   markets  its  business   through   local   publications,
participation in local promotions, direct mailing packages and door-to-door canvassing.

         CUSTOMERS

         The Company has approximately 2,000 subscribers of its cable television services in Kern County, California. The cable subscribers are generally homeowners who subscribe to the services. The subscribers in Kern County live in an area where the terrain is mountainous and prevents them from having access to major on-the-air television signals, which makes the cable television service provided by the Company very popular in that area. The Company depends on these customers for revenues, but no one customer represents ten percent (10%) or more of the Company's revenues.

         TSBI's major customers in its network service business includes RCN, Wide Open West, AT&T Broadband and Nortel. TSBI depends primarily on the business of RCN and AT&T Broadband to generate its revenues throughout the year, and those customers account for approximately 64% and 25%, respectively, of TSBI's revenues. No other customer represents more than ten percent (10%) of TSBI's revenues.

         GOVERNMENT REGULATIONS AND LICENSING

         The Company believes that it has all necessary franchises and/or licenses to operate its U.S. domestic cable system in Kern County, California.

         The Company operates under a fifteen-year cable television franchise issued by the Kern County and has six years until it expires. The Company has an eighteen-year franchise issued by the City of Tehachapi, California. The Company complies with all regulations pertaining to the franchises as issued by the County of Kern and the City of Tehachapi, including but not limited to record-keeping, audits, insurance, bonds and anti-discrimination provisions.

         Due to increased telecommunications policies and future rules for cable television systems, it could be possible that new rules and regulations may be adopted with respect to the overall communications policy of the Federal Communications Commission ("FCC"), the County of Kern and the City of Tehachapi, which could include changes in pricing and services. The Company cannot predict the impact, if any, that future rules and regulations may have on its business.

         Cable California was issued a concession for a period of thirty years, which commenced in 1996. The concession is known as Red Publica and is issued by the Secretary of Communications and Transportation and Federal Communications Commission for the construction and operation of an advanced telecommunications broadband network consisting of voice (telephone), video and data. Cable California complies with all of the rules and regulations pertaining to the Red Publica communications policy promulgated under the laws of the United Mexican States.

         EMPLOYEES

         As of March 31, 2001, the Company had a total of 7 employees, all of whom are full-time employees. The Company also utilizes independent sales representatives who are compensated on a commission basis.

         As of March 31, 2001, TSBI had a total of 8 employees, all of whom are full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

The Company occupies approximately 4,000 square feet of office space in Tehachapi, California under a lease with an unaffiliated landlord which provides for a base rent of $2,500 per month. The term of the lease is three years and will expire in 2004. The Company has an option to purchase the property for $250,000.

TSBI occupies approximately 1,620 square feet of general office and warehouse space in Anaheim, California under a lease which provides for a base rent of $1,409.40 per month during the first year of the lease and $1,465.78 per month during the second year of the lease. The term of the lease is two years and 12 days and expires on June 30, 2002. TSBI also occupies a residential space in its name for certain of its employees. This lease provides for a rent of $2,295.00 per month and expires on March 31, 2001.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------------------------

The Company's common stock, par value $.025 per share (the "Common Stock"), is quoted on the OTC Bulletin Board under the symbol LABN. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported on the OTC Bulletin Board for the two most recent fiscal years.

Quarters               Common Stock                     Quarters           Common Stock
--------               ------------                     --------           ------------
                   High           Low                                  High            Low
                   ----           ---                                  ----            ---
Fiscal Year 1999                                     Fiscal Year 2000

Fourth Quarter    1.875            0.325             Fourth Quarter    2.500            0.250
Third Quarter     1.500            0.325             Third Quarter     2.250            1.375
Second Quarter    0.825            0.500             Second Quarter    3.8125           1.125
First Quarter     0.825            0.325             First Quarter     2.500            0.4375

         As of March 30, 2001, there were approximately 826 holders of record of the Common Stock. The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 1999 and December 31, 2000 and the Company does not presently intend to pay any dividends on its Common Stock.

         In October, 2000, the Board of Directors of the Company authorized, and the Company currently participates in, a stock buyback program (the "Program"). Pursuant to the Program, the Company may, from time to time, purchase up to 1,000,000 shares of its Common Stock in the open market.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------

OVERVIEW
--------

         The Company has sustained net losses in each of the last two fiscal years with a net loss of $2,131,722 in fiscal 2000 and a net loss of $448,323 in fiscal 1999. The Company has not recognized any significant income to date from its operations. Although the Company anticipates that it will begin to recognize greater revenues during 2001, it cannot predict the actual timing or amount of such revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 2000, the Company's cash and cash equivalents amounted to $2,059,309. This was an increase of $2,049,871 or 21,719%, from $9,438 for the fiscal year ended December 31, 1999.

         Operating activities used net cash in the amount $647,289 to fund the Company's cash loss from operations of $666,401 (net of non-cash expense of $240,000 for depreciation, $6,450 for warrants issued to non-employees, $1,112,760 for common stock issued to non-employees and $106,111 for the amortization of deferred investment banking services). Net cash of $164,421 was used by changes in operating assets and liabilities primarily to fund franchise fees payable of $62,394, the increase in prepaid expenses of $98,033 and the increase in supplies of $3,994. The Company experienced a decrease in accounts receivable of $20,605.

         Net cash used in investing activities was $886,785 for fiscal 2000. The Company's primary investing activities included the purchase of property and equipment for use in connection with the Cable California operations in Mexico, and non-interest bearing loans advanced to Cable California and TSB.

         Financing activities provided net proceeds in the amount of $3,584,945 from the issuance of stock in private placements undertaken pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended (the "1933 Act"), in March, July and October of 2000.

         The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, the business plan for Cable California cannot be implemented.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


         Revenue decreased by $1,215 from $674,804 for fiscal 1999 to $673,589 for fiscal 2000. The decrease in revenue is the result of the loss of subscriptions by customers who moved from the area.

         Programming content expenses increased by $99,414 or 54%, from $182,517 for fiscal 1999 as compared to $281,931 for fiscal 2000. The increase in these expenses is the result of payments made by the Company with respect to fees previously owed to content providers for the use of their programming.

         Cable operating expenses increased by $163,972 or 131%, from $125,563 for fiscal 1999 to $289,535 for fiscal 2000. The increase in cable operating expenses was the result of an increase in fuel costs, office relocation and the maintenance for headend offices (old and new).

         General and administrative expenses increased by $295,206 or 62%, from $473,318 for fiscal 1999 to $768,524 for fiscal 2000. The increase in these fees is primarily the result of increased salaries, accounting fees and legal fees, and travel and lodging fees associated with raising capital for Cable California.

         Non-cash compensation expenses increased by $1,030,210 or 1158%, from $89,000 for fiscal 1999 to $1,119,210 for fiscal 2000. The increase in these expenses are due to the expenses associated with the issuance of warrants and common stock of the Company during fiscal 2000 for consulting services rendered, the fair value of shares of Common Stock authorized in fiscal 1999 and issued in fiscal 2000 to certain stockholders for consulting services, and the fair value of shares of Common Stock transferred by a shareholder for investment banking services on behalf of the Company.

         The amortization of deferred investment banking services was $106,111 in fiscal 2000 as compared to $0 in fiscal 1999. This expense represents the amortization over a three year period, of warrants issued for investment banking services pursuant to a three year agreement between the investment bank and the Company.

         The Company made advances to Cable California in the amount of $726,287 during fiscal 2000. Such advances are evidenced as non-interest bearing loans receivable. The loans were advanced primarily to fund operations in Mexico with respect to the joint venture with Cable California, including, but not limited to, the payment of salaries and the costs of insurance for Mexican employees.

         The Company's net loss of $2,131,722 for fiscal 2000 was an increase of $1,683,399 or 375% from the net loss of $448,323 for fiscal 1999. The increase in net loss for fiscal 2000 can be attributed to the factors as discussed above.

INFLATION AND SEASONALITY
-------------------------

         The rate of inflation was insignificant during the year ended December 31, 2000. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the near future. The Company continually reviews its costs in relation to the pricing of its products and services. The Company's business is not seasonal.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

The financial statements of the Company required by this item are attached hereto as pages F-1 through F-6.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On July 9, 1999, the Company dismissed Causey Demgen & Moore, Inc. ("CD&M"), an independent auditing firm based in Colorado, as its independent auditors and engaged Hollander Lumer & Co., LLP ("Hollander") as its independent auditors. As a result of the Merger, the Company moved its principal place of business to California and its principal business activities became its cable television operations. Shortly after the Merger, CD&M was dismissed as the independent auditors for the Company. The Company's decision to change auditors was based on the need to have auditors who are geographically closer to the Company's operations and have experience in its lines of business. The decision to change auditors was approved by the Company's board of directors by resolutions dated July 8, 1999.

To the knowledge of the Company's current board of directors, CD&M's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The report of CD&M dated March 17, 1999, however, included a paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period preceding the change in independent auditors on July 9, 1999, to the knowledge of the Company's current board of directors, there were no disagreements with CD&M on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CD&M, would have caused CD&M to make reference to the subject matter of the disagreements in connection with their audit report with respect to financial statements of the Company.

To the knowledge of the Company's current board of directors, during the Company's two most recent fiscal years there was no disagreement or difference of opinion with CD&M regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         -----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
         --------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any person who owns more than 10% of any class of the

Company's equity securities registered under the 1933 Act (a "10% Owner"), to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission, and if such securities are registered on a national securities exchange, also with such exchange, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such officers, directors and 10% owners during the year ended December 31, 2000 have been satisfied, except that Martin E. Weisberg, an officer of the Company, filed a late Form 5 reflecting his ownership of 1,773,485 shares of Common Stock at the time he was elected Secretary of the Company.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

          NAME                            AGE          POSITION
          ----                            ---          --------
          Richard W. Clark                 72          Chairman of the Board of Directors,
                                                       and a Director
          Richard G. Lubic                 63          Chief Executive Officer, President, and a
                                                       Director

          Martin Eric Weisberg             50          Secretary

         Richard W. Clark has been Chairman of the Company since its acquisition in June of 1999. He acts as executive producer on almost all of the television programs produced by the Dick Clark Productions, Inc. ("DCPI"), a publicly traded company and has been Chairman and Chief Executive Officer of DCPI since its inception. Mr. Clark is also Chairman of United Stations Radio Networks Inc., a privately held radio network. Mr. Clark is the principal stockholder, as well as a director and executive officer, of Olive Enterprises, Inc., a Pennsylvania corporation ("Olive"). Olive is a company controlled by Mr. Clark. Mr. Clark also acts and provides talent services on a freelance basis.

         Richard G. Lubic has served as Chief Executive Officer, President and a Director of the Company since its acquisition in June of 1999. Mr. Lubic was the Chief Executive Officer, President, Secretary and a Director of DDD Cablevision, Inc., the Company's predecessor, since 1991.

         Martin Eric Weisberg has served as Secretary of the Company since 2000. Mr. Weisberg is a shareholder at the law firm Jenkens & Gilchrist Parker Chapin LLP, which serves as general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 25 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science.

COMMITTEES

None.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer of the Company and for each other executive officer of the Company whose compensation exceeded $100,000 in the year ended December 31, 2000 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation            Long Term Compensation
                                                     ---------------------------- ----------------------------------
                                                                                     Awards(1)         Payouts
                                                                       Other         ------            -------
    Name and                                                          Annual        Securities           All
    Principal                                                         Compen-       Underlying          Other
    Position                              Year        Salary(2)     sation (2)     Options/SARs      Compensation
    --------                              ----        ------        ----------     ------------      ------------
    Richard G. Lubic, Chief               2000         $180,000         --              ---              ---
    Executive Officer, President          1999          $90,000         --              ---               --
    and Secretary                         1998          $90,000         --              ---               --

----------------

(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 1998, 1999 or 2000.

(2) As to each individual named, the aggregate amounts of perquisites and personal benefits not included in the Summary Compensation Table did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such individual.

STOCK OPTIONS

There were no stock options or stock appreciation rights granted to, or exercised by the Named Executive Officers, during the year ended December 31, 2000 and no stock appreciation rights were outstanding at December 31, 2000.

EMPLOYMENT AGREEMENTS

None.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

The following table sets forth, as of March 30, 2001, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Executive Officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                                                                       Amount and
                              Name and                                 Nature of
                             Address of                                Beneficial              Percent of
                          Beneficial Owner                              Owner(1)                  Class
           ------------------------------------------------ --------------------------------- --------------
           Richard W. Clark                                           13,834,000(2)                 60.7%
           c/o Dick Clark Productions, Inc.
           3003 West Olive Avenue
           Burbank, CA 91505-4590
           ------------------------------------------------ --------------------------------- --------------
           Richard G. Lubic
           c/o Las Americas Broadband, Inc.
           20031 Valley Boulevard
           Tehachapi, CA 93561                                         2,766,800                    12.1%
           ------------------------------------------------ --------------------------------- --------------
           Martin Eric Weisberg                                        1,773,485                     7.8%
           c/o Jenkens & Gilchrist Parker Chapin LLP
           The Chrysler Building
           405 Lexington Avenue
           New York, NY 10174
           ------------------------------------------------ --------------------------------- --------------
           All executive officers, directors and nominee              15,607,485                    68.4%
           director as a group
           (3 persons)
           ------------------------------------------------ --------------------------------- --------------

--------------

(1) Unless otherwise noted, the Company believes that all persons named have sole voting and investment power with respect to all shares of Common Stock listed as owned by them.

(2) This includes 11,067,200 shares with respect to which Mr. Clark has sole voting and investment power and 2,766,800 shares issued to Richard
         G. Lubic, over which Mr. Clark has shared voting power pursuant to the Merger Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The Merger was consummated by and among the Company; RWC Communications, Inc., a California corporation ("RWC"), D&K Communications, Inc., a California corporation ("D&K") and DL Hawk Communications, Inc., a California corporation ("DL", and together with RWC and D&K, the "Acquiree Corporations"); Richard W. Clark ("Clark") and Richard G. Lubic ("Lubic", and together with Clark, sometimes the "Sellers"); and Paul Knight and Larry Salmen (collectively, the "Buyers"). The Merger Agreement was filed on June 23, 1999 as Exhibit 2.1 to the Company's Current Report on Form 8-K and is incorporated herein by reference. A copy of the press release of the Company dated June 7, 1999 in connection therewith was also filed on June 23, 1999, as Exhibit 99.1 to the Current Report on Form 8-K and is also incorporated herein by reference. Clark and Lubic were the owners of all of the issued and outstanding common stock of RWC, D&K and DL. RWC, D&K and DL constituted and operated DDD Cablevision, Ltd., a California partnership, which operated a cable television system in Tehachapi, California. In preparation for the transactions contemplated in the Merger Agreement, the Company established three separate California corporations, each of which is a wholly-owned subsidiary of the Company: IFOA-RWC, Inc., IFOA-D&K, Inc. and IFOA-DL, Inc. (collectively referred to as the "Merger Subsidiaries").

Pursuant to the Merger Agreement, on June 8, 1999, among other things, (a) RWC merged with and into IFOA-RWC, Inc., (b) D&K merged with and into IFOA-D&K, Inc., (c) DL merged with and into IFOA-DL, Inc. ((a), (b) and (c), collectively, the "Merger Transactions"), and (d) as a result of the Merger Transactions, the Company, through the Merger Subsidiaries, acquired ownership and control of the Acquiree Corporations and in exchange therefore, the Company issued to the Sellers an aggregate of 13,834,000 unregistered "restricted" shares (the "Acquirer Shares") of the Common Stock. The Acquirer Shares represented approximately 72.6% of the Company's total issued and outstanding Common Stock at the time of issuance thereof and accordingly such acquisition may have been deemed to be a change in control of the Company.

The Sellers agreed to hold such Acquirer Shares for investment purposes and not for public distribution unless and until the Acquirer Shares are registered under the 1933 Act, or until the restrictions under Rule 144 of the 1933 Act have lapsed. At the closing of the transactions contemplated by the Merger Agreement (the "Closing"), Paul Knight, Larry Salmen and all other members of the board of directors of the Company resigned and were replaced by Clark and Lubic, who appointed Clark as Chairman and Lubic as President and a director, to fill the vacancies created by such resignations.

Contemporaneously with the Closing, the Company's newly constituted board of directors authorized the issuance to certain shareholders of the Company (the "Restricted Shareholders") of shares of the Common Stock (the "Restricted Shares") as payment for financial consulting and other services rendered or to be rendered to the Company by the Restricted Shareholders in connection with the transactions contemplated by the Merger Agreement. The Restricted Shareholders, in consideration for their receipt of the Restricted Shares, entered into a Voting and Shareholders Agreement (the "Shareholders Agreement") whereby each of the Restricted Shareholders, simultaneously with the execution and delivery of the Shareholders Agreement, agreed to transfer one-third (1/3) of such Restricted Shareholder's Restricted Shares to a voting trust (the "Voting Trust") of which Clark would become the voting trustee ("Trustee"), to be held by Clark pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement").

The terms of the Shareholders Agreement provide that the Restricted Shares transferred to the Voting Trust by the Restricted Shareholders may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of until the first to occur of: (i) two years from the Closing; or (ii) the occurrence of both of the following: (a) the Company, through the efforts of the Restricted Shareholders, shall have raised not less than $3,000,000 in gross proceeds by means of financings of debt or equity securities or a combination thereof within the two year period from the date of the Closing; and (b) the closing bid price of the Common Stock on NASDAQ SmallCap market (or such other market on which the Common Stock is regularly traded) for the fifteen (15) consecutive trading days prior to the date of a proposed "prohibited transfer" shall have equaled or exceeded $3.00 per share (on a contemplated post closing one-for-two reverse-split basis). Concurrently with the execution and delivery of the Shareholders Agreement, the Restricted Shareholders, Clark and the Company entered into the Voting Trust Agreement. Under the terms of the Voting Trust Agreement, the Restricted Shareholders were to deposit with the Trustee certificates representing the Restricted Shares (the "Voting Trust Certificates"). However, as of the date hereof the Company has only issued a total of 890,000 Restricted Shares to two of the Restricted Shareholders, and none of such shares has been transferred to the Voting Trust.

The description of the terms of the Voting Trust Agreement contained in this report does not purport to be complete and is qualified in its entirety by reference to the Voting Trust Agreement, a form of which was filed as an exhibit to the Schedule 13D filed by Clark on June 23, 1999. After giving effect to the exchange of shares of the Acquiree Corporations for shares of the Common Stock, Clark is the beneficial owner of 11,067,200 shares of Common Stock and Lubic is the beneficial owner of 2,766,800 shares of Common Stock. Pursuant to Rule 13d-5 under the Exchange Act, Clark may be considered to be the beneficial owner of 13,834,000 shares of Common Stock, which include the shares beneficially owned by Lubic, over which Clark shares voting power as contemplated in the Merger Agreement.

Mr. Weisberg, Secretary of the Company, has also served as legal counsel to the Company since the Merger. In connection with the legal services provided to the Company, Mr. Weisberg received legal fees in the aggregate amount of $11,930.04.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

A.       EXHIBITS

Exhibit
-------
Number            Description
------            -----------
*     10.1        Stock Purchase Agreement relating to the acquisition of shares of Cable
                  California S.A. de C.V.

**   10.2         Agreement and Plan of Merger dated as of December 19, 2000.

***  16.1         Letter on change in certifying accountants.

     99.1         Press Release

* This exhibit has been incorporated by reference from the Form 10-QSB, file no. 000-13338, filed on August 21, 2000.

** This exhibit has been incorporated by reference from Current Report on Form 8-K, file no, 000-13338, filed on January 17, 2001.

*** This exhibit has been incorporated by reference from Current Report on Form 8-K/A, file no. 13338, filed on June 20, 2000.

         b.       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

                 LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                            F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                            F-2

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999                                                              F-3

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2000 and 1999                                                              F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                                              F-5

Notes to Consolidated Financial Statements                                              F-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Las Americas Broadband, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Las Americas Broadband, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial  statement  presentation.   We  believe  that  our  audit  provides a
reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Las Americas Broadband, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                /s/Good Swartz Brown & Berns LLP
                                                   Good Swartz Brown & Berns LLP

Los Angeles, California
March 23, 2001

                  LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                2000                1999
                                                                          -----------------    ----------------
                                 ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $ 2,059,309             $ 9,438
Accounts receivable, net of allowance for
doubtful accounts of $ 5,000 in 2000 and 1999                                       48,849              69,454
Supplies                                                                            34,994              31,000
Prepaid expenses and other assets                                                   98,033                   -
                                                                          -----------------    ----------------
TOTAL CURRENT ASSETS                                                             2,241,185             109,892

NON-INTEREST BEARING LOANS RECEIVABLE                                              836,287                   -

DEFERRED INVESTMENT BANKING SERVICES                                               657,889                   -

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          1,448,093           1,637,595
                                                                          -----------------    ----------------
                                                                               $ 5,183,454         $ 1,747,487
                                                                          =================    ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                            $ 441,704           $ 280,991
Revenue billed in advance                                                           53,340              51,125
Franchise fees payable                                                              34,393              96,787
Customer deposits                                                                    5,200               5,200
                                                                          -----------------    ----------------
TOTAL CURRENT LIABILITIES                                                          534,637             434,103
                                                                          -----------------    ----------------

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,                              -                   -
none issued
Common stock, $.025 par value; 900,000,000 shares
authorized, 25,296,265 and 19,048,521 shares issued
and outstanding as of December 31, 2000 and 1999                                   632,407             476,213
Additional paid-in capital                                                       7,237,542           1,573,314
Accumulated deficit                                                             (2,867,865)           (736,143)
Less: common shares in treasury, at cost;
290,600 shares in 2000 and none in 1999                                           (353,267)                  -
                                                                          -----------------    ----------------
TOTAL SHAREHOLDERS' EQUITY                                                       4,648,817           1,313,384
                                                                          -----------------    ----------------
                                                                               $ 5,183,454         $ 1,747,487
                                                                          =================    ================

           See accompanying Notes to Consolidated Financial Statements

                  LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000                  1999
                                                                       ------------------    ------------------
REVENUES                                                                       $ 673,589             $ 674,804
                                                                       ------------------    ------------------

EXPENSES
Programming content                                                              281,931               182,517
Cable operating                                                                  289,535               125,563
General and administrative                                                       768,524               473,318
Non-cash compensation expense                                                  1,119,210                89,000
Depreciation                                                                     240,000               240,000
Amortization of deferred investment banking services                             106,111                     -
Other expense                                                                          -                12,729
                                                                       ------------------    ------------------
TOTAL EXPENSES                                                                 2,805,311             1,123,127
                                                                       ------------------    ------------------
NET LOSS                                                                     $(2,131,722)           $ (448,323)
                                                                       ==================    ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                                21,601,201            19,048,521
                                                                       ==================    ==================
BASIC LOSS PER SHARE                                                             $ (0.10)              $ (0.02)
                                                                       ==================    ==================

           See accompanying Notes to Consolidated Financial Statements

                                            LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                           Common Stock                         Treasury Stock
                                                   -------------------------   Additional      ------------   Accumulated
                                                     Shares      Par Value    Paid in Capital    Amount        Deficit      Total
                                                   ------------  -----------  ---------------- -----------  ------------ -----------
Balance, January 1, 1999                           19,048,521     $476,213        $ 1,465,967   $     -      $ (287,820) $1,654,360

Contribution from shareholder                                                          18,347                                18,347

Net loss                                                                                                       (359,323)   (359,323)
                                                   ------------  ----------  ----------------- -----------  ------------  ----------
Balance, December 31, 1999, as previously reported  19,048,521     476,213          1,484,314         -        (647,143)  1,313,384

Prior period adjustment related to accrual of
consulting fees in connection with the Merger                                          89,000                   (89,000)          -
                                                   ------------  ----------  ----------------- -----------  ------------  ----------
Balance, December 31, 1999, restated                19,048,521     476,213          1,573,314         -        (736,143)  1,313,384

Net proceeds from sale of common stock               5,339,744     133,494          3,803,718                             3,937,212

Warrants issued for commission in
connection with sale of common stock                                                2,247,000                             2,247,000

Write-off of additional paid-in capital in
connection with sale of common stock                                               (2,247,000)                           (2,247,000)

Fair value of shares issued in
liquidation of accrued consulting fees                 890,000      22,250            941,650                               963,900

Common stock issued for consulting services             18,000         450             22,410                                22,860

Fair value of stock transferred by
shareholder for investment banking services                                           126,000                               126,000

Warrants issued for consulting services                                                 6,450                                 6,450

Warrants issued for investment banking services                                       764,000                               764,000

Purchase of treasury stock                                                                       (353,267)                 (353,267)

Net loss                                                                                                     (2,131,722) (2,131,722)
                                                   ------------  ----------  ----------------- -----------  ------------  ----------
Balance, December 31, 2000                          25,296,265    $632,407        $ 7,237,542  $ (353,267)  $(2,867,865) $4,648,817
                                                   ============  ==========  ================= ===========  ============  ==========

                                     See accompanying Notes to Consolidated Financial Statements

                                   LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                  2000                1999
                                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss, restated for 1999                                                      $(2,131,722)         $ (448,323)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation                                                                         240,000             240,000
Amortization of deferred investment banking services                                 106,111                   -
Fair value of common stock issued to non-employees
for services                                                                       1,112,760              89,000
Fair value of warrants issued to non-employees for services                            6,450                   -
Changes in operating assets and liabilities:
Accounts receivable                                                                   20,605             (22,293)
Accounts payable and accrued expenses                                                160,713              74,264
Supplies                                                                              (3,994)                 34
Prepaid expenses                                                                     (98,033)                  -
Revenue billed in advance                                                              2,215              (1,036)
Franchise fee payable                                                                (62,394)             54,787
                                                                            -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                               (647,289)            (13,567)
                                                                            -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                   (50,498)                  -
Non-interest bearing loans receivable                                               (836,287)                  -
                                                                            -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (886,785)                  -
                                                                            -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                                    3,937,212                   -
Purchase of treasury stock                                                          (353,267)                  -
Contribution from shareholder                                                              -              18,347
                                                                            -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,583,945              18,347
                                                                            -----------------   -----------------

NET INCREASE IN CASH                                                               2,049,871               4,780
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                          9,438               4,658
                                                                            -----------------   -----------------
CASH AND CASH EQUIVALENT, END OF PERIOD                                          $ 2,059,309             $ 9,438
                                                                            =================   =================

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services                                                 $ 1,119,210            $ 89,000
                                                                            =================   =================
Warrants issued for services                                                       $ 764,000                 $ -
                                                                            =================   =================
Warrants issued for commision in
connection with sale of commmon stock                                            $ 2,247,000                 $ -
                                                                            =================   =================

                            See accompanying Notes to Consolidated Financial Statements

                  LAS AMERCAS BROADBAND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Las Americas Broadband, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 8, 1991, under the name InfoAmerica, Inc. The Company changed its name to Las Americas Broadband, Inc. effective February 9, 2001.

The Company, through its wholly-owned subsidiary DDD Cablevision, Inc. d/b/a Country Cable, operates a cable and satellite television network in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County. The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by Kern County. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company transmits its programming with a spectrum energy of 450 megahertz (MHz).

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

Pursuant to the Merger Agreement, on June 8, 1999, among other things, (a) RWC merged with and into IFOA-RWC, Inc., (b) D&K merged with and into IFOA-D&K, Inc., (c) DL merged with and into IFOA-DL, Inc. (collectively, the "Merger Transactions"), and (d) as a result of the Merger Transactions, the Company, through the Merger Subsidiaries, acquired ownership and control of the Acquiree Corporations and in exchange therefore, the Company issued to the Sellers an aggregate of 13,834,000 unregistered "restricted" shares (the "Acquiror Shares") of the Company's common stock, par value $.025 per share (the "Common Stock"). The Acquiror Shares issued by the Company and acquired by the Sellers represent approximately 72.6% of the Company's total issued and outstanding Common Stock and accordingly such acquisition was deemed to be a change in control of the Company.

For accounting purposes, the transaction has been treated as an acquisition of Las Americas Broadband, Inc. by DDD Cablevision Ltd. and as a recapitalization of DDD Cablevision Ltd. The historical financial statements prior to the acquisition become those of DDD Cablevision Ltd. even though they are labeled as those of Las Americas Broadband, Inc. In the recapitalization, historical partners' equity of DDD Cablevision Ltd. prior to the merger was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger are those of DDD Cablevision Ltd. Basic loss per share prior to the merger are restated to reflect the number of equivalent shares received by partners of DDD Cablevision Ltd. Upon consummation of the merger, DDD Cablevision Ltd. incorporated to became DDD Cablevision, Inc.

Contemporaneous with the Closing, the Company's newly constituted board of directors approved the issuance to certain shareholders of the Company (the "Restricted Shareholders") of shares of common stock of the Company (the "Restricted Shares") as payment for financial consulting and other services rendered or to be rendered to the Company by the Restricted Shareholders, in consideration for their receipt of the Restricted Shares, entered into a Voting and Shareholders Agreement (the "Shareholders Agreement") whereby each of the Restricted Shareholders, simultaneously with the execution and delivery of the Shareholders Agreement agreed to transfer one-third (1/3) of such Restricted Shareholders' Restricted Shares to a voting trust (the "Voting Trust") of which Richard Clark, the major shareholder of the Company, would become the voting trustee ("Trustee"), and the Restricted shares were to be held by Clark pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement").

The terms of the Shareholders Agreement provide that the Restricted Shares transferred to the Voting Trust by the Restricted Shareholders may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of until the first to occur of: (i) two years from the Closing; or (ii) the occurrence of both of the following: (a) the Company, through the efforts of the Restricted Shareholders, shall have raised not less than $3,000,000 in gross proceeds by means of financings of debt or equity securities or a combination thereof within the two year period from the date of the Closing; and (b) the closing bid price of the Common Stock on NASDAQ SmallCap market (or such other market on which the Common Stock is regularly traded) for the fifteen (15) consecutive trading days prior to the date of a proposed "prohibited transfer" shall have equaled or exceeded $3.00 per share (on a contemplated post closing one-for-two reverse-split basis). Concurrently with the execution and delivery of the Shareholders Agreement, the Restricted Shareholders, Clark and the Company entered into the Voting Trust Agreement. Under the terms of the Voting Trust Agreement, the Restricted Shareholders were to deposit with the Trustee certificates representing the Restricted Shares (the "Voting Trust Certificates"). However, as of the date hereof the Company has only issued a total of 890,000 Restricted Shares to two of the Restricted Shareholders, and none of such shares has been transferred to the Voting Trust.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Supplies - Supplies, which consists of connectors, wire, converter boxes and others are stated at the lower of cost (average method) or market.

Property and equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

         Cable system                        15 years
         Vehicles and computers               7 years
         Other                                5 years

The cable system is depreciated using a composite method; therefore no gain or loss is recognized on the disposition of components of the property and equipment.

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

Fair value of financial instruments - The Company's financial instruments consist of cash, receivables, payables, and accrued expenses. The fair value of the Company's financial instruments approximately the carrying value of the instruments.

Revenue recognition - Revenue is recognized in the period the related services are provided to the subscribers.

Income taxes - The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Segment Information - The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

The Company operates in one segment.

3. NON-INTEREST BEARING LOANS RECEIVABLE

Non-interest bearing loans receivable consists of $110,000 in advances made by the Company to Technical Services Broadband, Inc. (see Note 12) and $726,287 in advances made by the Company to Cable California S.A. de C.V. (see Note 4).

4. CABLE CALIFORNIA S.A. de C.V.

The Company and Cable California S.A. de C.V., an entity organized under the United Mexican States ("Cable California"), have agreed upon the terms for the Company to acquire shares of capital stock of Cable California. Upon the execution of an agreement setting forth the agreed upon terms, a recapitalization of Cable California will take place, whereby Cable California will be owned forty-nine percent (49%) by the Company and fifty-one percent (51%) by a Mexican holding company (the "Mexican Holding Company"). The Mexican Holding Company will be owned forty-nine percent (49%) by the Company, two percent by a Mexican individual, and forty-nine percent (49%) by Carlos Bustamante, Sr., the current majority shareholder of Cable California. The agreement with Cable California also provides that upon consummation of the transaction certain indebtedness of Cable California will be converted to non-voting capital shares of Cable California. Consummation of the transaction with Cable California is subject to completion of final documentation and approval by the Secretary of Communications and Transportation and Federal Communications Commission of Mexico (the "Commission"). The Company and Cable California are in the process of making the application to the Commission for approval. Cable California has a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fibre-optic networks. This is a 750-MHz network, which provides high-speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permits the network to operate in the cities of Tijuana and Mexicali, Mexico.

5. DEFERRED INVESTMENT BANKING SERVICES

In July 2000, the Company entered into a three-year agreement with Hampton-Porter, Investment Bankers, a California LLC, ("Hampton") whereby Hampton will provide investment banking services to the Company (the "Investment Banking Agreement"). In consideration, the Company issued to Hampton warrants to purchase 600,000 shares of the Company's common stock in 200,000 increments at prices of $2.50, $3.50 and $4.50, respectively. The value of the warrants was determined to be $764,000 using the Black-Sholes option-pricing model. This amount was capitalized as deferred investment banking services to be amortized over the three-year term of the Investment Banking Agreement. At December 31, 2000, the unamortized portion of the capitalized deferred investment banking services was $657,889.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 and 1999 consisted of the following:

                                              2000              1999
                                        --------------    --------------
         Cable system                   $ 3,546,400       $ 3,517,776
         Computer                            77,120            75,246
         Vehicles                            86,989            66,989
                                        --------------    --------------
         Total                            3,710,509         3,660,011

         Accumulated depreciation         2,262,416         2,022,416
                                        --------------    --------------
         Net                            $ 1,448,093       $ 1,637,595
                                        ==============    ==============


7. BUSINESS AND CREDIT CONCENTRATIONS

Concentration of credit risk with respect to accounts receivable are mitigated in part due the large number of customers to which the Company's services are sold. No single customer accounted for more 10% of the total sales in 2000 or 1999.

At December 31, 2000, the Company had cash of $2,060,661 in one banking institution. This amount exceeded the FDIC limit of $100,000.

The Company operates in a geographic area which has one significant employer. The loss of this employer from this area will significantly impact the Company's operations.

The success of the Company is largely dependent on Richard Lubic, the Company's President and CEO. The loss of Mr. Lubic's services will significantly impact the Company's operations.

8. COMMITMENTS

Leases - The Company leases the head-end, tower, and microwave receiver sites under short-term operating lease agreements. Total rent expense for the site rentals amounted to $16,913 and $18,121 in 2000 and 1999 respectively.

The Company leases computers, automotive equipment, and office building under operating lease expiring at various dates through 2005. Minimum lease payments under such leases are as follows:

               Year Ending December 31,             Amount
               ------------------------             ------
                        2001                     $ 115,287
                        2002                       103,090
                        2003                        80,774
                        2004                        44,968
                        2005                        19,560
                    -----------                  ---------
                        Total                    $ 363,679
                                                 =========

Total lease expense for computers, automotive equipment, and office building amounted to $47,205 and $55,719 in 2000 and 1999, respectively.

Franchise agreement - On August 1990, the Company obtained a CATV franchise from Kern County. The franchise terminates on September 30, 2005 however it is renewable for an additional 15-year term. In relation to this franchise, Kern County requires the Company to remit 5% of service revenues within three months after the year-end. The franchise fee accrued as of December 31, 2000 and 1999 were $34,393 and $96,787, respectively. The franchise fee paid in 2000 and 1999 were $84,618 and $54,787, respectively.

9. RELATED PARTY TRANSACTIONS

A major shareholder provides management services to the Company. In 2000 and 1999, the charges for such management services amounted to $180,000 and $50,500, respectively.

10. INCOME TAXES

Income and losses prior to the Merger on June 8, 1999 were passed through to the partners of DDD Cablevision, Ltd. Upon consummation of the merger, DDD Cablevision Ltd. incorporated to became DDD Cablevision, Inc. At December 31, 2000, the Company had net operating loss carryforwards for Federal Income Tax purposes approximately

$2,000,000, which will expire in 2020. The net operating loss for State Income Tax purposes will expire in 2010. The Company had provided 100% allowance on all of its deferred income taxes benefits.

11. SHAREHOLDERS' EQUITY

In March 2000, the Company received net proceeds of $1,237,346 from the private placement of 2,750,000 restricted shares of the Company's $0.025 par value common stock at $0.50 per share.

In July 2000, the Company received net proceeds of $2,249,886 from the private placement of 1,923,077 restricted shares of the Company's $0.025 par value common stock at $1.30 per share.

In October 2000, the Company received proceeds of approximately $449,980 from the private placement of 666,667 restricted shares of the Company's $0.025 par value common stock at $0.75 per share.

In July 2000, the Company issued 450,000 shares of the Company's common stock for consulting services rendered in connection with the Merger. These shares were valued at $0.91 per share.

In August 2000, the Company issued 440,000 shares of the Company's common stock for consulting services rendered in connection with the Merger. These shares were valued at $1.17 per share.

In September 2000, the Company issued 18,000 shares of the Company's common stock for consulting services rendered. These shares were valued at $1.27 per share.

In August 2000, a shareholder of the Company transferred 100,000 shares of the Company's common stock to one of the Company's investment bankers for investment banking services. The fair market value of these shares on this transaction was $1.26 per share. During fiscal year ended December 31, 2000, the Company recognized $126,000 costs related to this transaction, which were charged to operations.

On July 1, 2000, warrants to purchase 800,000 shares of the Company's common stock were issued in connection with capital raising activity of the Company during the first two quarters of 2000. The exercise prices of these warrants are as follows:

         300,000 shares at $0.50 per share
         100,000 shares at $0.02 per share
         150,000 shares at $2.00 per share
         150,000 shares at $2.00 per share
          75,000 shares at $2.00 per share
          25,000 shares at $2.00 per share

These warrants have an exercise period of three years from the date of issue.

On November 1, 2000, warrants to purchase 100,000 shares of the Company's common stock were issued in connection with capital raising activity the Company during the first three quarters of 2000. The exercise price of these warrants is $0.02 per share.

On July 1, 2000, warrants to purchase 5,000 shares of the Company's common stock were issued as consideration for consulting services rendered. The exercise price of these warrants is $0.50 per share and the exercise period is three years from the date of issue. During fiscal year ended December 31, 2000, the Company recognized $6,450 costs related to this transaction, which were charged to operations.

On August 1, 2000, warrants to purchase 600,000 shares of the Company's common stock were issued in connection with prospective investment banking services to be rendered to the Company. The exercise prices of these warrants are as follows:

         200,000  shares at $2.50 per share
         200,000  shares at $3.50 per share
         200,000  shares at $4.50 per share

The exercise period for each of these warrants are three years from the date of issue. During fiscal year ended December 31, 2000, the Company recognized $106,111 of such costs, which were charged to operations.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock based compensation plans for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculates the fair value of the stock options and warrants issued on the date of grant using the Black-Sholes option-pricing model, and charges the fair value to operations over the expected period of benefit. The fair value of the warrants granted during fiscal year ended December 31, 2000 range from $1.22 to $1.35 on the date of grant using Black-Sholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 196.4%, risk-free interest rate of 6%, and an expected life of 3 years.

The following table summarizes information concerning all currently outstanding and exercisable warrants as of December 31, 2000:

                Warrants outstanding                  Warrants exercisable
-----------------------------------------------    --------------------------
                                 Remaining
     Exercis     Number         Contractual                 Number
      prices  outstanding      life (years)               exercisable
-----------------------------------------------    --------------------------
 $     0.50        300,000            2.50                      300,000
       2.00        150,000            2.50                      150,000
       2.00        150,000            2.50                      150,000

       2.00         25,000            2.50                       25,000
       0.50          5,000            2.50                        5,000
       2.00         75,000            2.50                       75,000
       2.50        200,000            2.42                      200,000
       3.50        200,000            2.42                      200,000
       4.50        200,000            2.42                      200,000
       0.02        800,000            9.58                      800,000
       0.02        100,000            2.50                      100,000
       0.02        100,000            2.83                      100,000
            ------------------                       --------------------------
                 2,305,000                                    2,305,000
            ==================                       ==========================

In October 2000, the Board of Directors of the Company authorized, and the Company currently participates in, a stock buyback program (the "Program"). Pursuant to the Program, the Company may, from time to time, purchase up to 1,000,000 shares of its Common Stock in the open market.

12.      SUBSEQUENT EVENTS

On January 2, 2001, the Company completed a merger with Technical Services Broadband Inc. ("TSBI") pursuant to which the Company's wholly-owned subsidiary, IFOA Acquisition Corp., a California corporation ("IFOA Acquisition"), merged with and into TSBI and TSBI was the surviving entity in the merger. The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of December 19, 2000, by and among the Company, IFOA Acquisition, TSBI and the shareholders of TSBI. The purchase price was $110,000 in cash and 125,000 shares of the Company's common stock.

On January 1, 2001, Joseph Trahan, the President of TSBI, entered into a 5-year employment agreement with the Company, which, among other things, precludes Mr. Trahan from competing with the Company for a period of one year following termination of his employment. For his services, Mr. Trahan will receive a salary of $225,000 per annum and options to purchase 100,000 shares of the Company's common stock during each year of his employment.

During the first quarter of 2001, the Company is focusing its efforts to construct a cable system in Tijuana, Mexico. The Company contracted with Cable California S.A. de C.V., which is in the application process for obtaining future operating rights in that market. Concurrently, TSBI is in the process of winding down its existing projects to concentrate on constructing the cable system in Mexico. As a result of TSBI refocusing its resources to completing the projects of the Company, TSBI has significantly reduced its workforce.

13. RESTATEMENTS

The accompanying financial statements for the year ended December 31, 1999 have been restated to correct an error. Expenses related to consulting services rendered in connection with the Merger in 1999 were not accrued as of December 31, 1999. In 2000, the Company issued 890,000 shares of the Company's common stock in consideration for those services. The fair value of the issuance of common stock in 2000 is net of the accrual charged to operations of 1999. The effect of the restatement increased net loss for the year ended December 31, 1999 by $89,000.

14. PRO FORMA FINANCIAL STATEMENTS

The following unaudited pro forma condensed financial statements give effect to the acquisition by Las Americas Broadband, Inc. of 100% of the issued and outstanding shares of common stock of Technical Services Broadband Inc. and are based on the estimates and assumptions set forth herein and in Note 12 of the Notes to Consolidated Financial Statements. This pro forma information has been prepared using the historical financial statements of each entity. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the acquisition had been effected on the date indicated or those results which may be obtained in the future.

The transactions were accounted for under the purchase method of accounting. The pro forma adjustments are described below. The Unaudited Pro Forma Condensed Balance Sheet assumes that the acquisition was consummated on December 31, 2000. The Unaudited Pro Forma Condensed Statement of Operations assumes that the acquisition was consummated on January 1, 2000.

                      LAS AMERICAS BROADBAND, INC. AND TECHNICAL SERVICES BROADBAND INC.
                                 UNAUDITED PRO FORMA CONDENSED BALANCE SHEETS

                                     Las Americas    Technical Services
                                   Broadband, Inc.     Broadband Inc.        Pro Forma     Pro Forma
                                  December 31, 2000  December 31, 2000      Adjustments    Combined
                                  -----------------  -----------------      ----------- ------------
                                                                          (unaudited)   (unaudited)
Assets

Current Assets:
 Cash and cash equivalents          $  2,059,309       $   20,887                      $  2,080,196
 Accounts receivable, net                 48,849          456,063                           504,912
 Supplies                                 34,994          -                                  34,994
 Other current assets                     98,033           30,916                           128,949
                                    ------------    --------------         ----------- ------------
            Total Current Assets       2,241,185          507,866                         2,749,051

Non-interest bearing loans receivable    836,287             -                              836,287
Deferred investment banking services     657,889             -                              657,889
Goodwill                                     -               -                176,661       176,661
Property and equipment, net            1,448,093           67,136                         1,515,229
                                    ------------    --------------         ----------- ------------
Total Assets                        $  5,183,454       $  575,002          $  176,661  $  5,935,117
                                    ============    ==============         =========== ============

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses  $441,704       $   47,671                      $    489,375
 Revenue billed in advance                53,340             -                               53,340
 Notes payable                               -              8,438                             8,438


 Due to related party                        -              5,000              135,000      140,000
 Short-term loan                             -            166,700                           166,700
 Short-term related party loan               -            110,000                           110,000
 Franchise fees payable                   34,393             -                               34,393
 Customer deposits                         5,200             -                                5,200
                                    ------------    --------------         ----------- ------------
            Total current liabilities    534,637          337,809              135,000    1,007,446

Notes payable, net of current portion        -             28,854                            28,854
Common stock                             632,407                                 3,125      635,532
Additional paid in capital             7,237,542           25,000              221,875    7,484,417
Retained earnings (accumulated
deficit)                              (2,867,865)         183,339             (183,339)  (2,867,865)
Treasury stock                         (353,267)             -                             (353,267)
                                    ------------    --------------         ----------- ------------
Total Liabilities and Shareholders'  $ 5,183,454       $  575,002           $  176,661  $ 5,935,117
                                    ============    ==============         =========== ============


                      LAS AMERICAS BROADBAND, INC. AND TECHNICAL SERVICES BROADBAND INC.
                            UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

                                          Las Americas        Technical Services
                                          Broadband, Inc.        Broadband Inc.                      Combined
                                             Year Ended            Year Ended         Pro Forma      Pro Forma
                                         December 31, 2000     December 31, 2000     Adjustments     Totals
                                       ------------------------------------------------------------------------
                                                                                     (unaudited)   (unaudited)
Revenues                                  $   673,589           $ 1,720,929                        $ 2,394,518
Expenses:
 Cost of sales                                    -                 797,924                            797,924
 Programming content                          281,931                    -                             281,931
 Cable operating                              289,535                    -                             289,535
 General and administrative                   768,524               674,116                          1,442,640
 Amortization of goodwill                         -                      -              17,666          17,666
 Non-cash compensation expense              1,119,210                    -
 Depreciation                                 180,000                 2,970                 -          182,970
 Amortization of deferred                     240,000                    -
     investment banking services              106,111                    -
 Other expense                                    -                  40,130                 -           40,130
                                       --------------       ---------------      -------------     ------------
            Total Expenses                  2,985,311             1,515,140             17,666       3,052,796
                                       --------------       ---------------      -------------     ------------
Income (loss) from operations              (2,311,722)              205,789            (17,666)       (658,278)
                                       --------------       ---------------      -------------     ------------
Net income (loss)                      $   (2,311,722)          $   205,789         $  (17,666)    $  (658,278)
                                       ==============       ===============      =============     ============

On January 2, 2001, the Company completed a merger ( the "Merger") with TSBI pursuant to which the Company's wholly-owned subsidiary, IFOA Acquisition Corp., a California corporation ("IFOA Acquisition"), merged with and into TSBI and TSBI was the surviving entity in the merger. The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of December 19, 2000, by and among the Company, IFOA Acquisition, TSBI and the shareholders of TSBI (the "Agreement"). On January 2, 2001, the shareholders of TSBI became entitled to receive, as consideration under the Agreement, $575,000 (the "Original Purchase Price"), payable in a combination of cash and shares of common stock of the Company, par value $.025 per share

("Common Stock"). The Original Purchase Price was calculated by multiplying the projected cash flow of TSBI for the year ended December 31, 2000 (the "Projected Cash Flow") by two, and then deducting $25,000 as payment in full for previous advances made to TSBI by the Company. Such Original Purchase Price consisted of
(i) cash in the aggregate amount of $110,000 (the "Cash Portion") and (ii) 232,500 shares of Common Stock valued at $2.00 per share.

Pursuant to a modification letter agreement dated February 27, 2001, the Company and the shareholders of TSBI agreed that, notwithstanding anything to the contrary contained in the Agreement, the Original Purchase Price would be adjusted and that the final Purchase Price would consist of (i) the Cash Portion and (ii) 125,000 shares of Common Stock value at $2.00 per share.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 17, 2001

                                        LAS AMERICAS BROADBAND, INC.


                                        By: /s/ Richard G. Lubic
                                            -----------------------------------
                                            Name:  Richard G. Lubic
                                            Title: President and Chief Executive
                                                                        Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                                 TITLE                                  DATE

/s/ Richard W. Clark
----------------------------------------         Chairman of the Board                     April 17, 2001
Richard W. Clark


/s/ Richard G. Lubic
----------------------------------------        President and Chief                        April 17, 2001
Richard G. Lubic                                Executive Officer


/s/ Martin Eric Weisberg
----------------------------------------        Secretary                                  April 17, 2001
Martin Eric Weisberg

                                  EXHIBIT INDEX

Exhibit
-------
Number            Description
------            -----------

99.1              Press Release