Form 10QSB
period 2001-03-31
LAS AMERICAS BROADBAND INC
filed 2001-05-21
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-13338

                          LAS AMERICAS BROADBAND, INC.
        (Exact name of small business issuer as specified in its charter)

                   COLORADO                                       84-0853869
         (State of other jurisdiction of                      (I.R.S. Employer)
         incorporation or organization)                      Identification No.)

                             20031 Valley Boulevard
                           Tehachapi, California 93561
                    (Address of principal executive offices)

                                 (661) 822-1030
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 27,431,265 shares outstanding as of May 18, 2001.

                             LAS AMERICAS BROADBAND

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----
Item 1.           Financial Statements.

                  Consolidated Condensed Balance Sheets as of March 31, 2001
                  and December 31, 2000............................................................3

                  Consolidated Condensed Statements of Operations for the Three Months
                  ended March 31, 2001 and March 31, 2000..........................................4


                  Consolidated Condensed Statements of Shareholders' Equity for the
                  Three Months Ended March 31, 2001................................................5

                  Consolidated Condensed Statements of Cash Flows for the Three Months
                   ended March 31, 2001 and March 31, 2000.........................................6


                  Notes to Financial Statements....................................................7


Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................8


PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings...............................................................10

Item 2.           Changes in Securities and Use of Proceeds.......................................10

Item 3.           Defaults Upon Senior Securities.................................................10

Item 4.           Submission of Matters to a Vote of Security Holder..............................10

Item 5.           Other Information...............................................................10

Item 6.           Exhibits and Reports on Form 8-K................................................10

                                LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                            2001                 2000
                                                                         -----------           ---------
                                                                         (unaudited)           (audited)
                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                   $ 266,283          $ 2,059,309
 Accounts receivable, net of allowance for
  doubtful accounts of $ 5,000 in 2001 and 2000                                286,001               48,849
 Supplies                                                                       34,994               34,994
 Prepaid expenses and other assets                                              56,108               98,033
                                                                      ----------------     ----------------
TOTAL CURRENT ASSETS                                                           643,386            2,241,185

LOANS RECEIVABLE                                                             1,682,361              836,287

DEFERRED INVESTMENT BANKING SERVICES                                           594,222              657,889

GOODWILL, net of accumulated amortization                                      144,078                    -

PROPERTY AND EQUIPMENT, net of accumulated depreciation                      1,499,364            1,448,093
                                                                      ----------------     ----------------
                                                                           $ 4,563,411          $ 5,183,454
                                                                      ================     ================

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                       $ 607,969            $ 441,704
 Revenue billed in advance                                                      51,296               53,340
 Line of credit                                                                119,808                    -
 Notes payable                                                                   8,438                    -
 Franchise fees payable                                                         41,775               34,393
 Customer deposits                                                               5,200                5,200
                                                                      ----------------     ----------------
TOTAL CURRENT LIABILITIES                                                      834,486              534,637
                                                                      ----------------     ----------------

NOTES PAYABLE, net of current portion                                           26,596                    -

SHAREHOLDERS' EQUITY
 Preferred stock, $1 par value; 5,000,000 shares authorized,                         -                    -
  none issued
 Common stock, $.025 par value; 900,000,000 shares
  authorized, 25,631,265 and 25,296,265 shares issued and
  outstanding as of March 31, 2001 and December 31, 2000                       640,782              632,407
 Additional paid-in capital                                                  7,496,767            7,237,542
 Accumulated deficit                                                        (3,615,957)          (2,867,865)
 Less: common shares in treasury, at cost;
  419,425 and 290,600 shares as of
  March 31, 2001 and December 31, 2000                                        (819,263)            (353,267)
  TOTAL SHAREHOLDERS' EQUITY                                                 3,702,329            4,648,817
                                                                      ----------------     ----------------
                                                                           $ 4,563,411          $ 5,183,454
                                                                      ================     ================

                    See accompanying Notes to Condensed Consolidated Financial Statements

                                  LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                                               2001                   2000
                                                                       --------------------    -------------------
                                                                           (unaudited)             (unaudited)

REVENUES                                                                         $ 346,972              $ 154,150
                                                                       --------------------    -------------------

EXPENSES
 Cost of sales                                                                     281,721                      -
 Programming content                                                                26,764                 37,951
 Cable operating                                                                   103,564                 54,541
 General and administrative                                                        531,067                190,744
 Non-cash compensation expense                                                      13,600                      -
 Amortization of deferred investment banking services                               63,667                      -
 Amortization of goodwill                                                            7,583                      -
 Depreciation                                                                       60,936                 60,000
                                                                       --------------------    -------------------
 TOTAL EXPENSES                                                                  1,088,902                343,236
                                                                       --------------------    -------------------
 NET LOSS BEFORE OTHER (INCOME) EXPENSE                                           (741,930)              (189,086)
                                                                       --------------------    -------------------
 OTHER (INCOME) EXPENSE
 Other income                                                                      (15,693)                     -
 Other expense                                                                      21,855                      -
                                                                       --------------------    -------------------
 TOTAL OTHER (INCOME) EXPENSE                                                        6,162                      -
                                                                       --------------------    -------------------
NET LOSS                                                                        $ (748,092)            $ (189,086)
                                                                       ====================    ===================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                                  25,621,265             19,965,188
                                                                       ====================    ===================
BASIC LOSS PER SHARE                                                               $ (0.03)               $ (0.01)
                                                                       ====================    ===================

                      See accompanying Notes to Condensed Consolidated Financial Statements



                                            LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  THREE MONTHS ENDED MARCH 31, 2001

                                                        Common Stock           Additional
                                               ---------------------------      Paid-In     Treasury     Accumulated
                                                   Shares       Par Value       Capital       Stock        Deficit        Total
                                               -------------- ------------  ------------- ------------- -------------  -----------

Balance, December 31, 2000                        25,296,265     $632,407    $ 7,237,542   $ (353,267)    $(2,867,865)   $4,648,817

Issuance of common stock for the
purchase of Technical Services Broadband Inc.        125,000        3,125        246,875                                    250,000

Fair value of shares issued in
   liquidation of consulting fees                     10,000          250         13,350                                     13,600

Issuance of common stock through
   exercise of warrants                              200,000        5,000         (1,000)                                     4,000

Purchase of treasury stock                                                                   (465,996)                     (465,996)

Net loss                                                                                                     (748,092)     (748,092)

                                               -------------- ------------  ------------- ------------  --------------  ------------
Balance, March 31, 2001 (unaudited)               25,631,265     $640,782    $ 7,496,767   $ (819,263)    $(3,615,957)   $3,702,329
                                               ============== ============  ============= ============  ==============  ============


                                See accompanying Notes to Condensed Consolidated Financial Statements


                                    LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                      2001                2000
                                                                                -----------------   -----------------
                                                                                  (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $ (748,092)         $ (189,086)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Non-cash compensation expense                                                           13,600                   -
Amortization of deferred investment banking services                                    63,667                   -
Amortization of goodwill                                                                 7,583                   -
Depreciation                                                                            60,936              60,000
Changes in operating assets and liabilities:
Accounts receivable                                                                    218,911              (7,899)
Prepaid expenses and other assets                                                       72,841                   -
Property and equipment write-off                                                         1,089                   -
Accounts payable and accrued expenses                                                  118,594            (141,295)
Revenue billed in advance                                                               (2,044)              2,704
Franchise fee payable                                                                    7,382             (88,532)
                                                                              -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (185,533)           (364,108)
                                                                              -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable                                                                      (961,074)                  -
Purchase of Technical Services Broadband Inc., net of cash                             (89,113)                  -
Purchase of property and equipment                                                     (46,160)                  -
                                                                              -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (1,096,347)                  -
                                                                              -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                                          4,000           1,374,831
Purchase of treasury stock                                                            (465,996)                  -
Repayment on notes payable                                                              (2,258)                  -
Repayment on line of credit                                                            (46,892)                  -
                                                                              -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             (511,146)          1,374,831
                                                                              -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                     (1,793,026)          1,010,723
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                        2,059,309               9,438
                                                                              -----------------   -----------------
CASH AND CASH EQUIVALENT, END OF PERIOD                                              $ 266,283         $ 1,020,161
                                                                              =================   =================

                      See accompanying Notes to Condensed Consolidated Financial Statements

                                                                 6

                          LAS AMERICAS BROADBAND, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by Las Americas Broadband, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000, (b) the financial position at March 31, 2001 and December 31, 2000, and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB.

2.       SHAREHOLDERS' EQUITY

         On January 2, 2001, the Company completed a merger (the "Merger") with Technical Services Broadband Inc. ("TSBI") pursuant to which the Company's wholly-owned subsidiary, IFOA Acquisition Corp., a California corporation ("IFOA Acquisition"), merged with and into TSBI and TSBI was the surviving entity in the merger. The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of December 19, 2000, (the "Agreement") by and among the Company, IFOA Acquisition, TSBI, and the shareholders of TSBI. Pursuant to the Agreement, the shareholders of TSBI were entitled to receive $110,000 and 232,500 shares of the Company's Common Stock par value $0.025 per share ("Common Stock") (the "Original Purchase Price"). The Original Purchase Price was subsequently adjusted pursuant to a modification letter dated February 27, 2001, and the shareholders of TSBI received $110,000 and 125,000 shares of Common Stock as consideration under the Agreement.

         In January, two warrant holders exercised their warrants and purchased 200,000 shares of the Company's $0.025 par value common stock at the exercise price of $0.02 per share.

         In January, upon final agreement, the Company issued 10,000 shares of the Company's Common Stock as part of a settlement agreement in connection with the Company's merger and reorganization on June 8, 1999. These shares were valued at $1.36 per share.

3.       SUBSEQUENT EVENTS

         In April and May, the Company received proceeds of approximately $2.3 million dollars from the private placement of 4,702,000 shares of the Company's $0.025 par value restricted common stock at a purchase price of $0.50 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

         The Company was incorporated under the laws of the state of Colorado on June 8, 1991 and is the surviving corporation of a merger consummated on June 8, 1999, between it and DDD Cablevision, Inc., a Delaware Corporation.

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

         In light of the downturn in the current economic environment, which has affected those businesses that require the services provided by TSBI, currently there are no active sales methods being employed on behalf of TSBI. The Company is continuing to evaluate possible alternatives with respect to TSBI in the future.

         The Company, Cable California S.A. de C.V., Dick Clark International Cable Ventures, Ltd., a Turks & Caicos company, and Carlos Bustamante, Sr., a resident of the United Mexican States. an entity organized under the United Mexican States ("Cable California"), have agreed upon the terms for the Company to acquire shares of capital stock of Cable California. Upon the execution of an agreement setting forth the agreed upon terms, a recapitalization of Cable California will take place, whereby Cable California will be owned forty-nine percent (49%) by the Company and fifty-one percent (51%) by a Mexican holding company (the "Mexican Holding Company"). The Mexican Holding Company will be owned forty-nine percent (49%) by the Company, two percent by a Mexican individual, and forty-nine percent (49%) by Carlos Bustamante, Sr., the current majority shareholder of Cable California. The agreement with Cable California also provides that upon consummation of the transaction certain indebtedness of Cable California to the Company, which has funded the development operations of Cable California, will be converted to non-voting capital shares of Cable California. Consummation of the transaction with Cable California is subject to completion of final documentation and approval by the Secretariat of Communications and Transportation, the National Commission of Foreign Investments and the Federal Telecommunications Commission (COFITEL) (the "Mexican Regulatory Authorities"). The Company and Cable California are in the process of making the application to the Mexican Regulatory Authorities for such approval. Cable California has a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fiber-optic networks. This is a 750-MHz network, which provides high speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permits the network to operate in the cities of Tijuana and Mexicali, Mexico.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 2001, the Company's cash and cash equivalents amounted to $266,283. This was a decrease of $1,793,026 from $2,059,309 for the fiscal year ended December 31, 200.

         Operating activities used net cash in the amount $185,533 to fund the Company's cash loss from operations of $602,306 (net of non-cash expense of $63,667 for the amortization of deferred investment banking services, $7,583 for the amortization of goodwill, $60,936 for depreciation and $13,600 for non-cash compensation expense). The Company experienced an increase accounts receivable of $211,012.

         Net cash used in investing activities was $1,096,347 for the three months ended March 31, 2001. The Company's primary investing activities included loans advanced to Cable California and TSBI, the purchase of TSBI and the purchase of property and equipment for use in connection with the Cable California operation in Mexico.

         Financing activities provided net proceeds in the amount of $4,000 from the exercise of warrants for 200,000 shares of the Company's Common Stock at an exercise price of $0.02 per share in January, 2001. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

         Revenue increased by $192,822 from $154,150 for the three month period ended March 31, 2000 to $346,972 for the three month period ended March 31, 2001. The increase in revenue is the result of _acquistion of a new subsidiary.


         Programming content expenses decreased by $11,187 from $37,951 for the three month period ended March 31, 2000 as compared to $26,764 for the three month period ended March 31, 2001. The decrease in these expenses is the result of new programming content with national cable television cooperative.

         Cable operating expenses increased by $49,023 from $54,541 for the three months ended March 31, 2000 to $103,564 for the three months ended March 31, 2001. The increase in cable operating expenses was the result of increased cost of upgrate to equipment at head end center.

         General and administrative expenses increased by $340,323 from $190,744 for the three months ended March 31, 2000 to $531,067 for the three months ended March 31, 2001. The increase in these fees is primarily the result of acquisition of new subsidiary.

         The Company's net loss of $748,092 for the three months ended March 31, 2001 was an increase of $559,006 from the net loss of $189,086 for the three months ended March 31, 2000. The increase in net loss for the three months ended March 31, 2001 can be attributed to the factors discussed above.

                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.
                  ------------------

                  None.

         Item 2. Changes in Securities and Use of Proceeds.
                 ------------------------------------------

                  Pursuant to an agreement dated as of January 8, 2001, the Company agreed to issue 10,000 shares of common stock, par value $0.025 per share to an individual as consideration in settlement of a previous agreement in connection with the Company's merger and reorganization on June 8, 1999.

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

                  None.

         Item 5.  Other Information.
                  ------------------

                  None.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits
                           --------

                           None.

                  (b)      Reports on Form 8-K
                           -------------------

                           On January 17, 2001, the Company filed a report under
                           Item 2, Acquisition or Disposition of Assets. The financial statements for this report were filed by amendment on April 18, 2001 in connection with the Company's merger and reorganization on June 8, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2001


                                               Las Americas Broadband, Inc.


                                               By:/s/ Richard G. Lubic
                                                  -------------------------
                                                  Name:  Richard G. Lubic
                                                  Title: President and Chief
                                                         Executive Officer