Form 10QSB
period 2001-06-30
LAS AMERICAS BROADBAND INC
filed 2001-08-20
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 29,980,619 shares outstanding as of August 9, 2001.

                             LAS AMERICAS BROADBAND

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I.  FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----

Item 1.           Financial Statements.
                  Consolidated Condensed Balance Sheets as of June 30, 2001 and
                  December 30, 2000 ...................................................    3

                  Consolidated Condensed Statements of Operations for the Three
                  Months and the Six Months ended June 30, 2001 and
                  June 30, 2000 .......................................................    4

                  Consolidated Condensed Statements of Shareholders' Equity
                  for the Six Months Ended June 30, 2001 ..............................    5

                  Consolidated Condensed Statements of Cash Flows for the
                  Six Months ended June 30, 2001 and June 30, 2000 ....................    6

                  Notes to Financial Statements........................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................    9

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings....................................................   12

Item 2.           Changes in Securities and Use of Proceeds............................   12

Item 3.           Defaults Upon Senior Securities......................................   12

Item 4.           Submission of Matters to a Vote of Security Holders..................   12

Item 5.           Other Information....................................................   13

Item 6.           Exhibits and Reports on Form 8-K.....................................   13


                                   LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                    2001                  2000
                                                                                 -----------            ---------
                                                                                 (unaudited)            (audited)
                                                                                 -----------            ---------
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $ 785,708           $ 2,059,309
Accounts receivable, net of allowance for
  doubtful accounts of $ 5,000 in 2001 and 2000                                          47,812                48,849
Supplies                                                                                 31,000                34,994
Prepaid expenses and other assets                                                             -                98,033
                                                                              -----------------    ------------------
TOTAL CURRENT ASSETS                                                                    864,520             2,241,185

LOANS RECEIVABLE                                                                      3,559,042               836,287

NET ASSETS OF DISCONTINUED OPERATIONS                                                     5,586                     -

DEFERRED INVESTMENT BANKING SERVICES                                                    530,555               657,889

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               1,329,231             1,448,093
                                                                              -----------------    ------------------
                                                                                    $ 6,288,934           $ 5,183,454
                                                                              =================    ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                               $ 476,886             $ 441,704
  Revenue billed in advance                                                              51,296                53,340
  Franchise fees payable                                                                 48,993                34,393
  Customer deposits                                                                       5,200                 5,200
                                                                              -----------------    ------------------
    TOTAL CURRENT LIABILITIES                                                           582,375               534,637
                                                                              -----------------    ------------------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,                                   -                     -
  none issued
Common stock, $.025 par value; 900,000,000 shares
  authorized, 30,910,363 and 25,296,265 shares issued and
  outstanding as of June 30, 2001 and December 31, 2000                                 772,759               632,407
Additional paid-in capital                                                            9,702,355             7,237,542
Accumulated deficit                                                                  (3,796,664)           (2,867,865)
Less: common shares in treasury, at cost;
  419,425 and 290,600 shares as of
  March 31, 2001 and December 31, 2000                                                 (971,891)             (353,267)
                                                                              -----------------    ------------------
  TOTAL SHAREHOLDERS' EQUITY                                                          5,705,559             4,648,817
                                                                              -----------------    ------------------
                                                                                    $ 6,288,934           $ 5,183,454
                                                                              =================    ==================

                        See accompanying Notes to Condensed Consolidated Financial Statements


                                   LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                       (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                  -----------------------------     -----------------------------
                                                      2001             2000             2001            2000
                                                  --------------   ------------     -------------   -------------

REVENUES                                              $ 146,234       $ 167,793         $ 302,596       $ 321,943
                                                  --------------   ------------     -------------   -------------
EXPENSES
 Programming content                                     55,272         157,220           104,728         195,171
 Cable operating                                         71,984          64,953           104,353         119,494
 General and administrative                              64,503         135,203           316,772         325,947
 Amortization of deferred investment banking services    63,667               -           127,334               -
 Depreciation                                            60,000          60,000           120,000         120,000
                                                  --------------   ------------     -------------   -------------
 TOTAL EXPENSES                                         315,427         417,376           773,188         760,612
                                                  --------------   ------------     -------------   -------------
 NET LOSS BEFORE OTHER (INCOME) EXPENSE                (169,193)       (249,583)         (470,592)       (438,669)
 OTHER (INCOME) EXPENSE
 Other income                                           (53,721)              -          (155,194)              -
 Other expense                                            9,447               -             9,900               -
                                                  --------------   ------------     -------------   -------------
 TOTAL OTHER (INCOME) EXPENSE                           (44,274)              -          (145,294)              -
                                                  --------------   ------------     -------------   -------------
LOSS FROM CONTINUING OPERATIONS                        (124,919)       (249,583)         (325,298)       (438,669)
LOSS FROM DISCONTINUED OPERATIONS                      (190,071)              -          (603,501)              -
                                                  --------------   ------------     -------------   -------------
NET LOSS                                             $ (314,990)     $ (249,583)     $   (928,799)     $ (438,669)
                                                  ==============   ============     =============   =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                       29,150,664      21,798,521        27,335,131      20,358,045
                                                  ==============   ============     =============   =============
BASIC AND DILUTED LOSS PER SHARE
     Continuing operations                              $ (0.00)        $ (0.01)          $ (0.01)        $ (0.02)
                                                  ==============   ============     =============   =============
     Discontinued operations                            $ (0.01)            $ -           $ (0.02)            $ -
                                                  ==============   ============     =============   =============

                       See accompanying Notes to Condensed Consolidated Financial Statements


                                            LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   SIX MONTHS ENDED JUNE 30, 2001


                                                     Common Stock
                                             ----------------------------   Additional                           Accumulated
                                               Shares        Par Value    Paid-In Capital  Treasury Stock    Deficit       Total
                                             ------------- -------------- --------------- ---------------  ------------ -----------
Balance, December 31, 2000                     25,296,265      $ 632,407    $ 7,237,542     $ (353,267)   $(2,867,865)  $4,648,817

Issuance of common stock for the
purchase of Technical Services Broadband Inc.     125,000          3,125        246,875                                    250,000

Fair value of shares issued in
liquidation of accrued consulting fees             10,000            250         13,350                                     13,600

Issuance of common stock through
exercise of warrants                              200,000          5,000         (1,000)                                     4,000

Issuance of common stock for cash               5,279,098        131,977      2,205,588                                  2,337,565

Purchase of treasury stock                                                                    (618,624)                   (618,624)

Net loss                                                                                                     (928,799)  (1,626,638)

                                             ------------- -------------- --------------  -------------  ------------  ------------
Balance, June 30, 2001 (unaudited)             30,910,363      $ 772,759    $ 9,702,355     $ (971,891)   $(3,796,664)  $5,706,559
                                             ============= ============== ==============  =============   ============ ============

                                See accompanying Notes to Condensed Consolidated Financial Statements


                                   LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                       (Unaudited)

                                                                                    2001                2000
                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                          $  (928,799)         $ (438,669)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Non-cash compensation expense                                                        13,600                   -
   Loss from discontinued operations                                                   603,501                   -
   Amortization of deferred investment banking services                                127,334                   -
   Depreciation                                                                        120,000             120,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 1,037               1,725
     Supplies                                                                            3,994                   -
     Prepaid expenses and other assets                                                  98,033             (22,181)
     Accounts payable and accrued expenses                                              35,182             (90,901)
     Revenue billed in advance                                                          (2,044)              2,280
     Franchise fee payable                                                              14,600             (80,996)
                                                                              -----------------   -----------------
        Net cash used in continuing operations                                          86,439            (508,742)
        Net cash used in discontinued operations                                      (307,278)                  -
                                                                              -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (220,839)           (508,742)
                                                                              -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans receivable                                                                   (2,722,755)                  -
 Purchase of Technical Services Broadband Inc., net of cash                            (89,113)                  -
 Purchase of property and equipment                                                     (1,138)            (20,000)
                                                                              -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (2,813,006)            (20,000)
                                                                              -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock                                                     2,378,869           1,237,346
 Purchase of treasury stock                                                           (618,624)                  -
                                                                              -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,760,245           1,237,346
                                                                              -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                     (1,273,601)            708,604
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                        2,059,309               9,438
                                                                              -----------------   -----------------
CASH AND CASH EQUIVALENT, END OF PERIOD                                              $ 785,708           $ 718,042
                                                                              =================   =================


                       See accompanying Notes to Condensed Consolidated Financial Statements

                                                        6

                          LAS AMERICAS BROADBAND, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The interim financial statements presented have been prepared by Las Americas Broadband, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000,
         (b) the financial position at June 30, 2001 and December 31, 2000, and
         (c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

2.       DISCONTINUED OPERATIONS

         On December 19, 2000, the Company and Technical Services Broadband Inc., a California corporation ("TSBI"), signed an Agreement and Plan of Merger, pursuant to which TSBI would become a wholly-owned subsidiary of the Company (the "TSBI Agreement"). The transactions contemplated by the TSBI Agreement were consummated on January 2, 2001.

         In light of the downturn in the current economic environment, which affected those businesses that require the services provided by TSBI, the Company has determined it is in its best interests to discontinue TSBI's operations.

         The assets and liabilities of TSBI as of June 30, 2001 are as follows:

         Assets
         Current Assets:
             Cash and cash equivalents                         $     5,312
             Accounts receivable, net                               43,539
             Other current assets                                   17,919
                                                              ------------------
                                                                    66,770

         Property and equipment, net                                65,111
                                                              ------------------
         Total Assets                                             131,881

         Liabilities
         Current Liabilities:
             Accounts payable and accrued expenses                  91,261
             Notes payable                                           8,438
                                                              ------------------
                                                                    99,699

         Notes payable, net of current portion                      26,596
                                                              ------------------
         Total Liabilities                                        126,295
                                                              ------------------
         Net assets of discontinued operations                 $     5,586
                                                              ==================

         The operating results of the discontinued operations for the three and six months ended June 30, 2001 are as follows:

                                              Six months         Three months
                                                ended                ended
                                            June 30, 2001        June 30, 2001
                                            ------------         -------------
         Revenues                           $    190,610         $           -
         Expenses:
             Cost of sales                       281,721                     -
             General and administrative          331,871                39,473
             Amortization of goodwill              7,583                     -
             Write off of goodwill               144,078               144,078
             Depreciation                            936                    -
             Interest expense                     12,019                 2,727
             Other expense                        15,903                 3,793
                                            ------------         -------------
                                                 794,111               190,071
                                            ------------         -------------
         Net income (loss)                  $   (603,501)        $    (190,071)
                                            ============         =============

3.       SHAREHOLDERS' EQUITY

         In April 2001, the Company issued 5,206,098 shares of common stock, par value $0.025 per share ("Common Stock"). The shares of common stock were sold at $0.50 per share and the aggregate offering price was $2,603,049. The Company also issued 73,000 shares of Common Stock valued at $.50 per share and paid, in cash, $224,180 pursuant to a Finder's Fee Agreement entered into in connection with the private placement to an individual who assisted in the private placement.

         On May 1, 2001, the Company issued a Warrant to purchase up to 500,000 shares of Common Stock as settlement of a dispute in connection with compensation for investment banking services previously rendered to the Company. The exercise price of this Warrant is $0.02 per share and the exercise period is three (3) years from the date of issuance. The fair value of this Warrant was $1.14 per share and resulted in a charge of $570,000 to Additional Paid in Capital.

         On May 7, 2001 the Company issued stock options pursuant to its 2000 Stock Option Plan, to purchase up to 550,000, 550,000, and 350,000 shares of Common Stock to Richard W. Clark, Richard G. Lubic and Martin Eric Weisberg, respectively. The exercise price of the stock options is $1.00 per share and the exercise period is ten (10) years from the date of issuance.

4.       LOANS RECEIVABLE

         In anticipation of the proposed equity investment by the Company in Cable California, the Company advanced certain funds to Cable California pursuant to a promissory note, payable on demand, in the amount of up to $5,000,000. The promissory note is dated as of May 2, 2001 and bears interest at a rate of 10% per annum. The interest on the promissory note has been calculated retroactively.

5.       SUBSEQUENT EVENTS

         In July 2001, the Company consummated a private placement of shares of Common Stock at a purchase price of $0.50 per share, for an aggregate offering price of $470,000. The Company received net proceeds in the total aggregate amount of $469,894.

         In July 2001, the Company issued to certain parties, 1,750,000 shares of Common Stock pursuant to agreed upon terms of a settlement agreement as partial settlement of a dispute with respect to compensation for services rendered by such parties and the issuance of shares of Common Stock to the parties in connection with the Company's private placements consummated in July and October 2000. The Company will issue an additional 3,650,000 shares of Common Stock in full satisfaction of the settlement. Accordingly, the 2,589,744 shares of Common Stock previously authorized and deemed to be issued in connection with the July and October 2000 private placements have not been issued.

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

         The Company maintains an existing cable telecommunications infrastructure of a three stage microwave satellite receiver and transmit system which interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the Company's intention, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 135 miles of cable and plant facilities, all of which will be in the form of fiber optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 2,000 subscribers. The result would be a communications network providing to its subscribers 120 channels of programming, business to business carriage data network and high speed Internet access.

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

         In light of the downturn in the current economic environment, which affected those businesses that require the services provided by TSBI, the Company has determined it is in its best interests to discontinue TSBI's operations.

         The Company and Cable California S.A. de C.V., an entity organized under the United Mexican States ("Cable California"), are re-evaluating the agreed upon terms pursuant to which the Company was to acquire shares of capital stock of Cable California in light of the significant capital requirements to develop Cable California's concession. The parties decided to reevaluate the transactions comtemplated in the proposed equity investment by the Company in Cable California, which has not been consummated, in light of the possibility that the Company may not be able to meet the continued financing needs for the operation of Cable California. At this time the Company and Cable California are evaluating the benefit of aligning with a strategic partner who can provide financing sufficient to fund Cable California's development of its telecommunications broadband concessions.

         In anticipation of the proposed equity investment, the Company advanced certain funds to Cable California pursuant to a promissory note, payable on demand, in the amount of up to $5,000,000. The promissory note is dated as of May 2, 2001 and bears interest at a rate of 10% per annum. The interest on the promissory note has been calculated retroactively.

         Cable California has a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fiber-optic networks. This is a 750-MHz network, which provides high speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permits the network to operate in the cities of Tijuana and Mexicali, Mexico. At this time the Company and Cable California are evaluating the benefit of aligning with a strategic partner who can provide financing sufficient to fund Cable California's development of its telecommunications broadband concessions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2001, the Company's cash and cash equivalents amounted to $785,708.

          Operating activities used net cash in the amount $220,839 to fund the Company's cash loss from operations of $928,799 (net of non-cash expense of $13,600 for compensation, $127,334 for the amortization of deferred investment banking services, $603,501 for the loss from the discontinued operation of TSBI and $120,000 for depreciation). Net cash of $86,439 was used by changes in operating assets and liabilities primarily to fund the continuing operations of the Company and net cash in the amount of $307,278 was used in funding TSBI. The Company experienced a decrease in accounts receivable of $688.

         Net cash used in investing activities was $2,813,006 for the six months ended June 30, 2000. The Company's primary investing activities include an outstanding loan receivable in the amount of $2,722,755, which bears interest at a rate of 10%, funds used to purchase TSBI in the amount of $89,113 and the purchase of property and equipment for use in connection with the Cable California operations in Mexico in the amount of $1,138.

         Financing activities provided net proceeds in the amount of $2,378,869 from the issuance of shares of common stock in a private placement that commenced in April. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30,
-----------------------------------------------------------------------------
2000 AND JUNE 30, 2001.
-----------------------

         Revenue decreased by $21,559 from $167,793 for the three month period ended June 30, 2000, to $146,234 for the three month period ended June 30, 2001. The decrease in revenue is the result of subscribers moving outside of the area and canceling their subscriptions for service and increased competition from the sale of inexpensive satellite dishes to consumers.

         Programming content expenses decreased by $101,948 from $157,220 for the three-month period ended June 30, 2000 as compared to $55,272 for the three-month period ended June 30, 2001. The decrease in these expenses is the result of paying off outstanding programming costs.

         Cable operating expenses increased by $7,031 from $64,953 for three-months ended June 30, 2000 to $71,984 for the three-months ended June 30, 2001. The increase in cable operating expenses was the result of new costs incurred for computers and computer programming.

         General and administrative expenses decreased by $70,700 from $135,203 for the three-months ended June 30, 2000 to $64,503 for the three- months ended June 30, 2001. The decrease in these fees is primarily the result of the need for less funds to be advanced to Cable California for its operations and the fees associated with the roll-out of broadband in Tijuana, Mexico.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
AND JUNE 30, 2001
-----------------

         Revenue decreased by $19,347 from $321,943 for the six-month period ended June 30, 2000, to $302,596 for the six-month period ended June 30, 2001. The decrease in revenue is the result of subscribers moving outside of the area and canceling their subscriptions for service and increased competition from the sale of inexpensive satellite dishes to consumers.

         Programming content expenses decreased by $90,443 from $195,171 for the six-month period ended June 30, 2000 as compared to $104,728 for the six-month period ended June 30, 2001. The decrease in these expenses is the result of becoming a member of the National Cable Cooperative, which results in lower programming costs.

         Cable operating expenses decreased by $15,141 from $119,494 for the six- months ended June 30, 2000 to $104,353 for the six-months ended June 30, 2001. The decrease in cable operating expenses was the result of the low costs of equipment and repairs on equipment.

         General and administrative expenses decreased by $9,175 from $325,947 for the six-months ended June 30, 2000 to $316,772 for the six-months ended June 30, 2001. The decrease in these fees is primarily the result of the need for less funds to be advanced to Cable California for its operations and the fees associated with the roll-out of broadband in Tijuana, Mexico.

         The Company's net loss of $928,799 for the six-months ended June 30, 2001 was an increase of $490,130 from the net loss of $438,669 for the six-months ended June 30, 2000. The Company's net loss of $314,990 for the three-months ended June 30, 2001 was an increase of $65,407 from the net loss of $249,583 for the three-months ended June 30, 2000. The increase in net loss for the six-month periods and the three-month periods ended June 30, 2001 and June 30, 2000, can be attributed to the factors discussed above and the loss incurred from the operation of TSBI, which has been discontinued.

                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.
                  ------------------

                  None.

         Item 2.  Changes in Securities and Use of Proceeds.
                  ------------------------------------------

                  In connection with a private placement consummated in April 2001, the Company issued 5,206,098 shares of common stock, par value $0.025 per share ("Common Stock"). The shares of Common Stock were sold to non-US Persons that are "accredited investors", as that term is defined in Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The shares of Common Stock were sold at $0.50 per share and the aggregate offering price was $2,603,049. The Company received net proceeds in the total aggregate amount of $2,601,153.81, with the difference of $1895.19 being attributed to charges incurred in connection with the wiring of the funds. The Company also issued 73,000 shares of Common Stock pursuant to a Finder's Fee Agreement entered into in connection with the private placement to an individual who assisted in the private placement. The Finder's Fee Agreement provided for the issuance of a number of shares of Common Stock based on the amount of funds received in the private placement. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder, is applicable to the above issuances as transactions by an issuer not involving a public offering.

                  As settlement in connection with a dispute regarding compensation for investment banking services rendered to the Company during the fiscal year ended December 31, 2000, on May 1, 2001, the Company issued a Warrant to purchase up to 500,000 shares of Common Stock as consideration for investment banking services previously rendered to the Company. The exercise price of this Warrant is $0.02 per share and the exercise period is three (3) years from the date of issuance.

                  On May 7, 2001 the Company issued a stock option pursuant to its 2000 Stock Option Plan, to purchase up to 550,000 shares of Common Stock to Richard W. Clark. The exercise price of the stock option is $1.00 per share and the exercise period is ten (10) years from the date of issuance.

                  On May 7, 2001 the Company issued a stock option pursuant to its 2000 Stock Option Plan, to purchase up to 550,000 shares of Common Stock to Richard G. Lubic. The exercise price of the stock option is $1.00 per share and the exercise period is ten (10) years from the date of issuance.

                  On May 7, 2001 the Company issued a stock option pursuant to its 2000 Stock Option Plan, to purchase up to 350,000 shares of Common Stock to Martin Eric Weisberg. The exercise price of the stock option is $1.00 per share and the exercise period is ten (10) years from the date of issuance.

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

Date:  August 20, 2001


                                           Las Americas Broadband, Inc.


                                           By: /s/ Richard G. Lubic
                                               --------------------------------
                                               Name:   Richard G. Lubic
                                               Title:  President and Chief
                                                       Executive Officer