Form 10QSB
period 2001-09-30
LAS AMERICAS BROADBAND INC
filed 2001-11-20
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

     Commission file number 0-13338

                          LAS AMERICAS BROADBAND, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                    84-0853869
            --------                                    ----------
  (State of other jurisdiction of                    (I.R.S. Employer)
  incorporation or organization)                     Identification No.)

                             20031 Valley Boulevard
                           Tehachapi, California 93561
                           ---------------------------
                    (Address of principal executive offices)

                                 (661) 822-1030
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 35,306,274 shares outstanding as of November 1, 2001.

                           LAS AMERICAS BROADBAND INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheets as of September 30, 2001 and
         December 301, 2000...............................................................3

         Consolidated Condensed Statements of Operations for the
         Three Months and the Nine Months ended September 30, 2001 and
         September 30, 2000...............................................................4

         Consolidated Condensed Statements of Shareholders' Equity
         for the Nine Months Ended September 30, 2001.....................................5

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months ended September 30, 2001 and September 30, 2000......................6

         Notes to Financial Statements  ..................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................9


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings...............................................................12

Item 2.  Changes in Securities and Use of Proceeds.......................................12

Item 3.  Defaults Upon Senior Securities.................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.............................12

Item 5.  Other Information...............................................................12

Item 6.  Exhibits and Reports on Form 8-K................................................12


                                           LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                                  2001                 2000
                                                                          ------------------     -----------------
                                                                              (unaudited)            (audited)
                                  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                 $          93,776      $      2,059,309
 Accounts receivable, net of allowance for
  doubtful accounts of $ 5,000 in 2001 and 2000                                       43,552                48,849
 Supplies                                                                             31,000                34,994
 Prepaid expenses and other assets                                                         -                98,033
                                                                          ------------------     -----------------
 TOTAL CURRENT ASSETS                                                                168,328             2,241,185

LOANS RECEIVABLE                                                                   5,119,188               836,287

DEFERRED INVESTMENT BANKING SERVICES                                                 466,888               657,889

PROPERTY AND EQUIPMENT, net of accumulated depreciation                            1,341,033             1,448,093
                                                                          ------------------     -----------------
                                                                           $       7,095,437      $      5,183,454
                                                                          ==================     =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                     $         838,611      $        441,704
 Revenue billed in advance                                                            47,491                53,340
 Franchise fees payable                                                               54,019                34,393
 Current portion of notes payable                                                          -
 Customer deposits                                                                     5,200                 5,200
                                                                          ------------------     -----------------
   TOTAL CURRENT LIABILITIES                                                         945,321               534,637
                                                                          ------------------     -----------------

Notes payable, net of current portion                                                      -


STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value; 5,000,000 shares authorized,                               -                     -
   none issued
 Common stock, $.025 par value; 900,000,000 shares
   authorized, 34,848,620 and 34,848,620 shares issued and
   outstanding as of September 30, 2001 and December 31, 2000 respectively           871,215               632,407
 Additional paid-in capital                                                       10,233,551             7,237,542
 Accumulated deficit                                                              (3,750,580)           (2,867,865)
 Less: common shares in treasury, at cost;
   419,425 and 290,600 shares as of
   September 30, 2001 and December 31, 2000 respectively                          (1,204,070)             (353,267)
                                                                          ------------------     -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                      6,150,116             4,648,817
                                                                          ------------------     -----------------
                                                                           $       7,095,437      $      5,183,454
                                                                          ==================     =================


                      See accompanying Notes to Condensed Consolidated Financial Statements

                                           LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                           (unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                       -------------------------      ----------------------------
                                                          2001            2000           2001            2000
                                                       ----------     ----------      ------------    ------------

REVENUES                                               $  150,773     $  157,319      $    453,369    $    479,262
                                                       ----------     ----------      ------------    ------------

EXPENSES
 Programming content                                       58,150         60,684           155,478         255,855
 Cable operating                                           72,197         64,405           216,591         183,899
 General and administrative                               318,463        578,246           230,100         904,193
 Amortization of deferred investment banking services      63,667              -           191,001               -
 Depreciation                                              60,000         60,000           180,000         180,000
                                                       ----------     ----------      ------------    ------------
TOTAL EXPENSES                                            572,477        763,335           973,170       1,523,947
                                                       ----------     ----------      ------------    ------------
NET LOSS BEFORE OTHER (INCOME) EXPENSE                   (421,704)      (606,016)         (519,801)     (1,044,685)
 OTHER (INCOME) EXPENSE
 Other income                                            (127,061)             -          (282,255)              -
 Other expense                                             26,152              -            36,052               -
                                                       ----------     ----------      ------------    ------------
 TOTAL OTHER (INCOME) EXPENSE                            (100,909)             -          (246,203)              -
                                                       ----------     ----------      ------------    ------------
LOSS FROM CONTINUING OPERATIONS                          (320,795)      (606,016)         (273,598)     (1,044,685)
LOSS FROM DISCONTINUED OPERATIONS                          (5,616)             -          (609,117)              -
                                                       ----------     ----------      ------------    ------------
NET LOSS                                               $ (326,411)    $ (606,016)     $   (882,715)   $ (1,044,685)
                                                       ==========     ==========      ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            29,150,664     23,721,598        27,335,131      20,822,788
                                                       ==========     ==========      ============    ============
BASIC AND DILUTED LOSS PER SHARE
  Continuing operations                                $    (0.01)    $    (0.03)     $      (0.01)   $      (0.05)
                                                       ==========     ==========      ============    ============
  Discontinued operations                              $    (0.00)    $        -      $      (0.02)   $         -
                                                       ==========     ==========      ============    ===========

                                 See accompanying Notes to Condensed Consolidated Financial Statements

                                           LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                      Common Stock
                                              ---------------------------   Additional                     Accumulated
                                                Shares        Par Value   Paid-In Capital  Treasury Stock     Deficit       Total
                                              ------------  ------------- ---------------  --------------  ------------   ---------
Balance, December 31, 2000                      25,296,265  $     632,407 $   7,237,542    $    (353,267)   $(2,867,865)  $4,648,817

Issuance of common stock for the
purchase of Technical Services Broadband Inc.      125,000          3,125       246,875                                     250,000

Fair value of shares issued in
  liquidation of accrued consulting fees            10,000            250        13,350                                      13,600

Issuance of common stock through
  exercise of warrants                             200,000          5,000        (1,000)                                      4,000

Issuance of common stock for cash                5,467,098        136,677     2,363,180                                   2,499,857

Issuance of common stock for cash                  940,000         23,500       443,860                                     467,360

Issuance of common stock for settlement          2,810,257         70,256       (70,256)                                          -

Purchase of treasury stock                                                                      (850,803)                  (850,803)

Net loss                                                                                                      (882,715)    (882,715)
                                              ------------  ------------- --------------   --------------  ------------  -----------
Balance, September 30, 2001 (unaudited)         34,848,620  $     871,215 $  10,233,551    $  (1,204,070)  $(3,750,580)  $6,150,116
                                              ============  ============= ==============   ==============  ============  ===========


                               See accompanying Notes to Condensed Consolidated Financial Statements

                                           LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                            (unaudited)

                                                                                         2001                2000
                                                                                     ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                            $   (882,715)        $(1,044,685)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Non-cash compensation expense                                                           13,600                   -
   Loss from discontinued operations                                                      609,117                   -
   Amortization of deferred investment banking services                                   191,001                   -
   Depreciation                                                                           180,000             180,000
   Fair value of warrants issued to non-employees for services                                  -             770,450
   Fair value of common stock issued to non-employees for services                              -             126,000

   Changes in operating assets and liabilities:
    Accounts receivable                                                                     5,298              (2,342)
    Supplies                                                                                3,994                   -
    Prepaid expenses and other assets                                                      98,033             (16,749)
    Accounts payable and accrued expenses                                                 396,907            (113,572)
    Deferred charges - investment banking services                                              -            (636,667)
    Revenue billed in advance                                                              (5,849)               (102)
    Franchise fee payable                                                                  19,626             (54,996)
                                                                                     ------------         -----------
        Net cash used in continuing operations                                            629,011            (792,663)
        Net cash used in discontinued operations                                         (264,388)                  -
                                                                                     ------------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     364,623            (792,663)
                                                                                     ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans to Cable California                                                             (4,215,525)                  -
 Purchase of Technical Services Broadband Inc., net of cash                               (89,113)                  -
 Purchase of property and equipment                                                       (72,940)            (20,000)
                                                                                     ------------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (4,377,578)            (20,000)
                                                                                     ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock                                                        2,898,225           3,487,232
 Purchase of treasury stock                                                              (850,803)                  -
                                                                                     ------------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,047,422           3,487,232
                                                                                     ------------         -----------

NET INCREASE (DECREASE) IN CASH                                                        (1,965,533)          2,674,569
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                           2,059,309               9,438
                                                                                     ------------         -----------
CASH AND CASH EQUIVALENT, END OF PERIOD                                              $     93,776         $ 2,684,007
                                                                                     ============         ===========


                      See accompanying Notes to Condensed Consolidated Financial Statements

                          LAS AMERICAS BROADBAND, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Las Americas Broadband, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and without audit. In the opinion of the management, all adjustments of a normal recurring nature necessary for a fair presentation of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001 and December 31, 2000, and (c) the cash flows for the nine months ended September 30, 2001 and 2000 have been made. Interim results are not necessarily indicative of results for a full year.

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

2.   STOCKHOLDERS' EQUITY

     Between July and September 2001, the Company issued 940,000 shares of Common Stock, in connection with a private placement that was consummated in July 2001. The shares of Common Stock were sold for $0.50 per share for an aggregate gross offering of $470,000. The Company also issued an aggregate of 188,000 shares of Common Stock pursuant to a Finder's Fee
     Agreement entered into in connection with the private placement to two individuals who assisted with the private placement.

     In August 2001, the Company issued 3,650,000 shares of Common Stock to certain parties in full satisfaction of agreed-upon terms of a settlement agreement.

     In August 2001, the Company issued a warrant to purchase up to 500,000 shares of Common Stock (the "Warrant") as consideration for investment banking services previously rendered to the Company. The exercise price of the Warrant is $0.02 per share and includes a provision for cashless exercise. The exercise period is three (3) years from the date of issuance.

3.   SUBSEQUENT EVENTS

     In October 2001, the Company issued 487,654 shares of Common Stock in connection with the cashless exercise of a warrant to purchase up to 500,000 shares of Common Stock previously issued as consideration for investment banking services rendered.

     In October 2001, the Company commenced a private placement of shares of Common Stock at a purchase price of $0.35 per share for an aggregate offering of up to [$1,500,000]. The Company has thus far received net proceeds from the offering in the total aggregate amount of $1,064,565.50.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

     The Company was incorporated under the laws of the State of Colorado on June 8, 1991 and is the surviving corporation of a merger consummated on June 8, 1999.

     The Company, through its wholly-owned subsidiary DDD Cablevision, Ltd. d/b/a Country Cable ("Country Cable"), operates a cable and satellite television network in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County. The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by Kern County. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company transmits its programming with a spectrum energy of 450 megahertz (MHz).

     The Company maintains an existing cable telecommunications infrastructure of a three stage microwave satellite receiver and transmit system which interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the Company's intention, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 135 miles of cable and plant facilities, all of which will be in the form of fiber optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 2,000 subscribers. The result would be a communications network providing to its subscribers 120 channels of programming, business-to-business carriage data network and high-speed Internet access.

     On December 19, 2000, the Company and Technical Services Broadband Inc., a California corporation ("TSBI"), signed an Agreement and Plan of Merger, pursuant to which TSBI became a wholly-owned subsidiary of the Company (the "TSBI Agreement"). The transactions contemplated by the TSBI Agreement were consummated on January 2, 2001. In light of the downturn in the current economic environment, which affected those businesses that require the services provided by TSBI, the Company decided to discontinue TSBI's operations.

     The Company and Cable California S.A. de C.V., an entity organized under the United Mexican States ("Cable California"), are re-evaluating the terms pursuant to which the Company was to acquire shares of capital stock of Cable California in light of the significant capital requirements to develop Cable
California's   concession.

     In anticipation of the proposed equity investment, the Company advanced funds to Cable California pursuant to a promissory note, payable on demand in the amount of up to $5,000,000. The promissory note is dated as of May 2, 2001 and bears interest at a rate of 10% per annum. The interest on the promissory note has been calculated retroactively. In October 2001, the promissory note was amended and restated, and the principal amount of the loan was increased to $7,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company's cash and cash equivalents amounted to $93,776 and net accounts receivables from subscribers of $43,552.

     Accounts payable and accrued expenses increased by $396,907 from $441,704 at December 31, 2000 to $838,611 at September 30, 2001. The increase is due primarily to the purchase of equipment to be used in connection with the Cable California's operations in Mexico.

     Operating activities used net cash in the amount $364,623 to fund the Company's cash loss from operations of $882,715 (net of non-cash expense of $13,600 for compensation, $191,001 for the amortization of deferred investment banking services, $609,117 for the loss from the discontinued operation of TSBI and $180,000 for depreciation). $629,001 of net cash was provided by the continuing operations of the Company and net cash in the amount of $264,388 was used in funding TSBI. The Company experienced an increase in accounts receivable of $2,956.

     Net cash used in investing activities was $4,377,578 for the nine months ended September 30, 2000. The Company's primary investing activities included: an outstanding loan receivable to Cable California in the amount of $4,215,525, which bears interest at a rate of 10%, the purchase of TSBI in the amount of $89,113 and the purchase of property and equipment for use in connection with the Cable California operations in Mexico in the amount of $72,940.

     Financing activities provided net proceeds in the amount of $2,898,225 from the issuance of shares of common stock in a private placement that commenced in July. The Company believes that its present cash and cash flow generated from operations, as well as additional future financing from outside sources, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS FOR NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

     Revenue decreased by $6,546 from $157,319 for the three-months ended September 30, 2000 to $150,773 for the three-months ended September 30, 2001. Revenue decreased by $25,893 from $479,262 for the nine-months ended September 30, 2000, to $453,369 for the nine-months ended September 30, 2001. The decrease in revenue is the result of subscribers moving outside of the area and cancelling their subscriptions for service and increased competition from the sale of inexpensive satellite dishes to consumers.

     Programming content expenses decreased by $2,534 from $60,684 for the three-months ended September 30, 2000 as compared to $58,150 for the three-months ended September 30, 2001. Programming content expenses decreased by $100,377 from $255,855 for the nine-months ended September 30, 2000 as compared to $216,591 for the nine-months ended September 30, 2001. The decrease in these expenses is primarily the result of becoming a member of the National Cable Television Cooperative, which results in lower programming costs.

     General and administrative expenses decreased by $259,783 from $578,246 for the three-months ended September 30, 2000 to $318,463 for the three-months ended September 30, 2001. General and administrative expenses decreased by $674,093 from $904,193 for the nine-months ended September 30, 2000 to $230,100 for the nine-months ended September 30, 2001. The decrease in these expenses is principally the result of the Company having no non-cash compensation expense.

     The Company's net loss of $326,411 for the three-months ended September 30, 2001 was a decrease of $279,605 from the net loss of $606,016 for the three-months ended September 30, 2000. The Company's net loss of $882,715 for the nine-months ended September 30, 2001 was a decrease of $161,970 from the net loss of $1,044,685 for the nine-months ended September 30, 2000. The decrease in net loss for the three-months and the nine-months ended September 30, 2001 and September 30, 2000, can be attributed to the factors discussed above.

GENERAL
-------

     Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's intention to upgrade its present cable infrastructure in Tehachapi, California and the Company's ability to find a partner who can provide financing to assist Cable California in developing the concessions in Tijuana and Mexicali, Mexico.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------
         None.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
         In connection with a private placement consummated in July 2001, the Company issued 940,000 shares of Common Stock. The shares of Common Stock were sold to non-US Persons that are "accredited investors", as that term is defined in Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The shares of Common Stock were sold at $0.50 per share and the aggregate offering price was $470,000. The Company received net proceeds in the total aggregate amount of $469,894, with the difference of $106 being attributed to charges incurred in connection with the wiring of the funds. The Company also issued 188,000 shares of Common Stock pursuant to a Finder's Fee Agreement entered into in connection with the private placement. The Finder's Fee Agreement provided for the issuance of a number of shares of Common Stock based on the amount of funds received in the private placement. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder, is applicable to the above issuances as transactions by an issuer not involving a public offering.

         In August 2001, the Company issued a Warrant to purchase up 500,000 shares of Common Stock as consideration for investment banking services previously rendered to the Company. The exercise price of the Warrant is $0.02 per share and includes a provision for cashless exercise. The exercise period is three (3) years from the date of issuance.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         None.

Item 5.  Other Information.
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)      Exhibits
                  -------

                  None.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001


                                            Las Americas Broadband, Inc.


                                            By: /s/ Richard G. Lubic
                                                -------------------------------
                                                Name:  Richard G. Lubic
                                                Title: President and Chief
                                                       Executive Officer