Form 10KSB
period 2003-12-31
LAS AMERICAS BROADBAND INC
filed 2004-11-17
CIK 760497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                            ---------  ---------
                         Commission File Number 0-13338

                          LAS AMERICAS BROADBAND, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)


         Colorado                                                84-0853869
------------------------------                             ---------------------
  (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


     20031 Valley Boulevard, Tehachapi, CA                           93561
    ---------------------------------------                        ---------
   (Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number: (661) 822-1030

      Securities registered under Section 12(b) of the Exchange Act: None

                           Title of each class: None

                   Name of each exchange on which registered:

         Securities registered under Section 12(g) of the Exchange Act:

                       Title of Each Class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.[]Yes[X]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $ 4.7 million as of November 5, 2004 based upon the closing price on the "Pink Sheets" reported for such date, according to the Yahoo! Finance website at http://finance.yahoo.com. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The issuer's revenue for the fiscal year ended December 31, 2003 was $603,791. At March 31, 2004, 39,234,988 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company is not obligated to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 to reflect new events or circumstances unless to the extent required by applicable law.

===============================================================================

                               TABLE OF CONTENTS
                                                                        Page

PART I

        ITEM 1.   DESCRIPTION OF BUSINESS.............................    1
        ITEM 2.   DESCRIPTION OF PROPERTY.............................   10
        ITEM 3.   LEGAL PROCEEDINGS...................................   10
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS....................................   13

PART II

        ITEM 5.   MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................   13
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS...............................   14
        ITEM 7.   FINANCIAL STATEMENTS................................   18
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   18
        ITEM 8A.  CONTROLS AND PROCEDURES..............................  18

PART III

        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................   20
        ITEM 10.  EXECUTIVE COMPENSATION...............................  21
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................   22
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  23
        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.....................  23
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............  24

===============================================================================

	 PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

Las Americas Broadband, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 8, 1991, under the name InfoAmerica, Inc. The Company changed its name to Las Americas Broadband, Inc. effective February 9, 2001. Pursuant to a Merger Agreement and Plan of Reorganization, dated as of June 8, 1999, the Company was the surviving corporation of a merger.

The Company, through its wholly owned subsidiary DDD Cablevision, Inc. d/b/a Country Cable ("Country Cable"), operates a cable and satellite television network in Kern County, California. Country Cable serves approximately1, 500 cable television subscribers in the unincorporated areas of Kern County. The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by Kern County. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company's transmits its programming with spectrum energy of 450 megahertz (MHz).

The Company maintains an existing cable telecommunications infrastructure of a three-stage microwave satellite receiver and transmits system that interconnects into areas of the 175 miles of cable plants. The Company has been issued a second cable franchise in the City of Tehachapi, California. It is the intention of the Company, subject to securing sufficient financing, to upgrade its present cable infrastructure and construct an additional 135 miles of cable and plant facilities, all of which will be in the form of fiber optical cable. This would allow the Company to have the availability to serve a potential market of over 12,000 homes, which includes the present 1,200 subscribers. The result would be a communications network providing to its subscribers 320 channels of programming, business to business coverage, voice over Internet protocol (Voip), data network and high speed Internet access.

On December 19, 2000, the Company and Technical Services Broadband Inc., a California corporation ("TSBI"), signed an Agreement and Plan of Merger, pursuant to which TSBI would become a wholly owned subsidiary of the Company (the "TSBI Agreement"). The transactions contemplated by the TSBI Agreement were consummated on January 2, 2001. Later in 2001, in light of the downturn in the current economic environment that affected those businesses that require the services provided by TSBI, the Company determined it was in its best interests to discontinue TSBI's operations. Total loss from this discontinued operation was $592,622 in 2001.

Since the mid 1990s, dick clark international cable ventures ("dcicv") (dcicv is a related party to the Company, as its two shareholders are Board members and significant shareholders of the Company) had been developing the idea of building a hybrid fiber coaxial cable state of the art high speed network for the fast growing border region of Mexico at Tijuana . Mexican regulations prohibited dcicv from obtaining a concession in its own name, as the law designated Mexican citizens as the only legal concession holders. dcicv formed Cable California S.A de C.V. (an entity organized under the United Mexican states) ("Cable California") with Tijuana businessman Carlos Bustamante ("Mr. Bustamante"), who received 51% of the shares. As a Mexican citizen majority owned entity, Cable California was granted the concession thereafter. In 1995, Cable California obtained a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fiber optic networks. This is a 890-MHz network, which provides high-speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permitted the network to operate in the cities of Tijuana and Mexicali. From 1995 until 1999, Cable California was prevented from moving ahead as it defended numerous suits and injunctions brought by existing Mexican cable television operators. Cable California successfully defended itself in all instances at a cost in excess of $1 million and, finally was allowed to commence operations in 1999. In 1999, the Company entered into a management agreement with Cable California to develop and operate it, and initiated a series of loans and advances to it. The Company's original objective was to manage and fund the development of the project in its early stage until the project could obtain investment capital independently. At that point, the Company would convert its loans and advances into equity on pari passu or superior terms to that of the new investment capital and would continue to manage and operate Cable California.

By early 2001, the regulatory environment in Mexico had changed sufficiently to encourage the Company to consider ways in which it could achieve majority economic control of the ownership of Cable California. Throughout 2001, the Company worked to structure a transaction that would allow it to acquire Mr. Bustamante's shares without jeopardizing Cable California's concessions from the Mexican government. The Company had continued to manage the development of the project, and by June 2001 had loaned and /or advanced approximately $2.6 million to Cable California. The Company and Mr. Bustamante agreed upon a transfer arrangement which would allow Mr. Bustamante to sell his 51% share block of Cable California stock to a newly formed Mexican subsidiary of the Company for equal payments over three years totaling $5 million through a trust mechanism which would allow the Cable California to continue to meet concession requirements while providing the Company effective ownership and control. This agreement (the "Cable California Agreement") was signed on September 26, 2002.

After Cable California had installed its first 50 miles of fiber and activated its first cable subscribers in April of 2002, USA Broadband, Inc. ("USAB") made an offer to purchase the Company's interest in Cable California (the loans, related tangible assets, and the rights under the Cable California Agreement). While reluctant to commit to an outright sale, the Company elected to pursue merger discussions with USAB reasoning that a stand alone Mexico project would be more readily financeable and also more likely to be appreciated as a "pure play" by the investment community, thus leading to superior equity value appreciation.

On April 23, 2002, the Company entered into a definitive merger agreement with USAB, under which the Company would merge with and into USAB, with the Company's shareholders receiving approximately .125 shares of USAB's common stock for each share of the Company's common stock. One of the conditions to the merger agreement was that USAB advance the Company up to $2,000,000 within 180 days of the date of the merger agreement. On May 3, 2002, the Company issued a promissory note to USAB in the amount of $750,000. As of June 30, 2002 USAB had advanced $500,000 to the Company under the note. In addition, after the end of the transition period USAB advanced an additional $350,000 to the Company. However, USAB did not advance the full $2,000,000 required by the merger agreement.

Under the merger agreement, the Company's obligation, and that of USAB, to proceed with the merger were each subject to various conditions. By December 2002, neither party was able to satisfactorily complete certain of the conditions necessary for the merger to close and it was abandoned. However, the Company continued in its discussions with USAB regarding a transaction of some form or other business combination.

On January 9, 2003, the Company executed an Asset Purchase Agreement with USAB to sell certain tangible and intangible assets related to Cable California's operations in Mexico. These assets included the loans and advances from the Company to Cable California and the Company's rights and obligations under the Cable California Agreement. The gross basis under the loan and advances agreement at the time of the transaction was $7,710,060 of which $4,369,784 had been reserved in 2002 and 2003 for financial statement purposes. As consideration for the above acquisition, USAB issued 2,250,000 shares of its common stock to the Company, agreed to assume a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and reduced the outstanding principal amount of a promissory note issued by the Company to USAB from $890,276 to $500,000. The amended note was to remain collateralized by assets of the Company, including its cable television system in Tehachapi, California. USAB also paid the Company $250,000 in cash unrelated to the assumption of the liabilities. The January 9, 2003 USAB per share closing price was $1.20, giving an indicated value of the transaction for the Company of approximately $3,340,276.

On December 16, 2003, the Company filed a complaint against USAB, its chief financial officer, Grant Miller, principal shareholders (Maroon Bells LLC, and Paul Moore individually,) and others in the Superior Court of the State of California, County of San Diego, and Central Division. USAB was served with the complaint on December 22, 2003. In the complaint, the Company alleges that USAB breached certain terms of the Asset Purchase Agreement dated January 9, 2003 (the "Asset Purchase Agreement"), among USAB, the Company, and the other parties as described above. The Company also alleges in the complaint that USAB and the other defendants made fraudulent representations, and that USAB negligently misrepresented certain information related to USAB's ability to purchase and operate its interest in Cable California. The Company alleges damages, in the aggregate, in excess of $11,250,000. The Company intends to pursue vigorously all legal avenues available to it in order to recover its damages.

On January 21, 2004, USAB filed a complaint against the Company, dcicv, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Carlos Bustamante (collectively, the "Defendants"), in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the claims set forth in the complaint arise out of or are in connection with the Asset Purchase Agreement. Subsequent to receiving shares representing 49% of the voting stock of Cable California in exchange for consideration provided for in the Asset Purchase Agreement, USAB claimed that the shares were not properly registered with the appropriate governmental authorities in Mexico as required under Mexican law. The Company and the other defendants believe that USAB's claims lack merit.

On March 19, 2004, the California courts ordered that the case be moved to Delaware courts .On July 16, 2004, all of the attorneys representing USAB resigned due to not being paid for their services.

On July 30, 2004, USAB's cross complaints were stricken due to USAB's failure to attend case management hearings, failure to replace counsel and failure to respond to an order to show cause.

Subsequently, the action in Delaware was dismissed without prejudice, as the attorneys for USAB resigned for failure to be paid by USAB.

The Company will pursue vigorously all legal avenues in order to recover damages and seek judgments against Paul Moore, Grant Miller, USAB and Maroon Bells, LLC for the total amounts of the alleged damages in excess of $11,250,000.

Five judgments totaling $806,011 have been filed against the Company. All of these judgments arose in connection with the lawsuits described above and are accounted for as liabilities of the Company in its financial statements. The Company expects to resolve these judgments expeditiously.

                                  COMPETITION

The Company is subject to competition from different sources for its varied services, including satellite television, Internet service providers, video tape recorders, DVD systems and other entertainment and data service providers. Most of the Company's competition is from larger companies, with greater financing and resources available to them, and the expansion of the Company may therefore be hampered until financing is found. The Company does however maintain a franchise in the County of Kern for the unincorporated areas in which it operates. Over the last few years, the Company's lack of capital has substantially limited its operations.

Cable California is subject to competition from satellite television, Internet service providers, video tape recorders, DVD systems and other entertainment and data services. A small cable operator has been providing services in the territory in which Cable California is active for approximately thirty years and currently services 30,000 subscribers.

                   SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company does not depend on any one supplier for raw materials.

                                   MARKETING

The Company markets its business through local publications, participation in local promotions, direct mailing packages and door-to-door canvassing.

                                   CUSTOMERS

The Company has approximately 1,200 subscribers of its cable television services in Kern County, California. The cable subscribers are generally homeowners who subscribe to the services. The subscribers in Kern County live in an area where the terrain is mountainous and prevents them from having access to major on-the-air television signals, which makes the cable television service provided by the Company very popular in that area. The Company depends on these customers for revenues, but no one customer represents ten percent (10%) or more of the Company's revenues.

 		GOVERNMENT REGULATIONS AND LICENSING

The Company believes that it has all necessary franchises and/or licenses to operate its U.S. domestic cable system in Kern County, California.

The Company operates under a fifteen-year cable television franchise issued by the Kern County and has three years until it expires. The Company has an eighteen-year franchise issued by the City of Tehachapi, California. The Company complies with all regulations pertaining to the franchises as issued by the County of Kern and the City of Tehachapi, including but not limited to record-keeping, audits, insurance, bonds and anti-discrimination provisions.

Under the terms of the franchise, the Company is required to make annual franchise payments to the county based upon the Company concession revenues. The Company is in arrears on these payments to the County for the years 2001, 2002, and 2003. If the Company does not settle these arrearages the Company could lose its franchise. Management is in negotiation with County officials and expects to reach agreement on an acceptable payment plan before December 2004.

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

Cable California was issued a concession in Mexico for a period of thirty years, which commenced in 1996. The concession is known as Red Publica and is issued by the Secretary of Communications and Transportation and Federal Communications Commission for the construction and operation of an advanced telecommunications broadband network consisting of voice (telephone), video and data. Cable California complies with all of the rules and regulations pertaining to the Red Publica communications policy promulgated under the laws of the United Mexican States.

During the years ended December 31, 2003 and 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and the State of California. The liability for these taxes has been shown on the balance sheet as of December 31, 2003 and 2002. The Company has started negotiations with both the Internal Revenue Service and the State of California to establish payment plans and expects to payoff the entire amount of taxes owed.

                                   EMPLOYEES

As of September 30, 2004, the Company had a total of 4 employees, all of whom are full-time employees. The Company also utilizes independent sales representatives who are compensated on a commission basis.

                                  RISK FACTORS

THE COMPANY ANTICIPATES FUTURE LOSSES AND MAY NOT BE ABLE TO ACHIEVE SUSTAINED PROFITABILITY.

The Company has incurred net losses in recent years and, as of December 31, 2003, has experienced net operating losses of $15,719,318 since inception. Management anticipates that the Company will continue to incur additional operating losses in the near term. These losses have resulted principally from the start up and development costs in connection with the Company's support of Cable California. Additional expenses have been incurred in connection with the USAB lawsuit as described above.

THE COMPANY IS NOT GENERATING POSITIVE CASH FLOW FROM OPERATIONS AND WILL NEED ADDITIONAL CAPITAL AND ANY REQUIRED CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

The Company will need to raise additional capital in the future. Management expects to raise these additional funds through the sale of equity and debt securities. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, the Company may cease operations.

Additional capital may not be available on acceptable terms, if at all. The public markets may remain unreceptive to equity financings, and the Company may not be able to obtain additional private equity financing. Furthermore, any additional equity financing would likely be dilutive to stockholders, and additional debt financing, if available, may include restrictive covenants which may limit currently planned operations and strategies. If adequate funds are not available, the Company may be required to curtail operations significantly and reduce discretionary spending to extend the currently available cash resources, or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms, all of which would likely have a material adverse effect on the business, financial condition and ability to continue operations.

FACTORS BEYOND THE COMPANY'S CONTROL MAY CAUSE OPERATING RESULTS TO FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE THE STOCK PRICE TO DECLINE.

Management believes that future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

	-The availability of alternative satellite television and Internet service providers in the Company's market;

	-The introduction of new products by the Company or by its competitors;

	-The final resolution of the Company's litigation with USAB.

THE COMPANY EXPECTS TO EXPERIENCE VOLATILITY IN ITS STOCK PRICE, WHICH MAY AFFECT ITS ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many public media/technology companies have in the past been, and can in the future be expected to be, especially volatile. For example, in 2002 the Company's closing stock price ranged from a low of $0.0001 to a high of $0.69, and in 2003 the closing stock price ranged from a low of $0.0001 to a high of $0.25. Fluctuations in the trading price or liquidity of the common stock may adversely affect the Company's ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of the common stock include:

	- Announcements of technological innovations or new products by the Company or by competitors;

	- Operating results;

	- Developments in relationships with strategic partners;

	- Litigation;

	- Economic and other external factors; and

	- General market conditions.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against the Company, it would incur substantial legal fees and management's attention and resources would be diverted from operating the business in order to respond to the litigation.

THE COMPANY DEPENDS ON KEY PERSONNEL FOR ITS FUTURE SUCCESS. IF IT LOSES KEY PERSONNEL OR IS UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THE COMPANY WILL BE UNABLE TO ACHIEVE ITS GOALS.

The Company's future success is substantially dependent on the efforts of its management team, particularly Richard G. Lubic, Chief Executive Officer and President.

THE COMPANY IS DELINQUENT ON ITS FRANCHISE PAYMENTS WITH KERN COUNTY.

The Company was issued a fifteen (15) year Cable Television Franchise License in 1991 by Kern County. The Company is required to make annual franchise payments to the county based upon the Company concession revenues. The Company is in arrears on these payments to the County for the years 2001, 2002, and 2003. If the Company does not settle these arreages the Company could lose its franchise. Management is in negotiation with County officials and expects to reach agreement on an acceptable payment plan before December 2004.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 4,000 square feet of office space in Tehachapi, California under a lease with an unaffiliated landlord which provides for a base rent of $2,500 per month. The term of the lease is three years and will expire at December 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

Since the mid 1990s, dick clark international cable ventures ("dcicv") (dcicv is a related party to the Company, as its two shareholders are Board members and significant shareholders of the Company) had been developing the idea of building a hybrid fiber coaxial cable state of the art high speed network for the fast growing border region of Mexico at Mexican regulations prohibited dcicv from obtaining a concession in its own name, as the law designated Mexican citizens as the only legal concession holders. dcicv formed Cable California S.A de C.V. (an entity organized under the United Mexican states) ("Cable California") with Tijuana businessman Carlos Bustamante ("Mr. Bustamante"), who received 51% of the shares. As a Mexican citizen majority owned entity, Cable California was granted the concession thereafter. In 1995, Cable California obtained a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fiber optic networks. This is a 890-MHz network, which provides high-speed Internet, telephony, data and multi-channel cable televisions to residents and businesses. The concession granted to Cable California permitted the network to operate in the cities of Tijuana and Mexicali. From 1995 until 1999, Cable California was prevented from moving ahead as it defended numerous suits and injunctions brought by existing Mexican cable television operators. Cable California successfully defended itself in all instances at a cost in excess of $1 million and, finally was allowed to commence operations in 1999. In 1999, the Company entered into a management agreement with Cable California to develop and operate it, and initiated a series of loans and advances to it. The Company's original objective was to manage and fund the development of the project in its early stage until the project could obtain investment capital independently. At that point, the Company would convert its loans and advances into equity on pari passu or superior terms to that of the new investment capital and would continue to manage and operate Cable California.

By early 2001, the regulatory environment in Mexico had changed sufficiently to encourage the Company to consider ways in which it could achieve majority economic control of the ownership of Cable California. Throughout 2001, the Company worked to structure a transaction that would allow it to acquire Mr. Bustamante's shares without jeopardizing Cable California's concessions from the Mexican government. The Company had continued to manage the development of the project, and by June 2001 had loaned and /or advanced approximately $2.6 million to Cable California. The Company and Mr. Bustamante agreed upon a transfer arrangement which would allow Mr. Bustamante to sell his 51% share block of Cable California stock to a newly formed Mexican subsidiary of the Company for equal payments over three years totaling $5 million through a trust mechanism which would allow the Cable California to continue to meet concession requirements while providing the Company effective ownership and control. This agreement (the "Cable California Agreement") was signed on September 26, 2002.

After Cable California had installed its first 50 miles of fiber and activated its first cable subscribers in April of 2002, USA Broadband, Inc. ("USAB") made an offer to purchase the Company's interest in Cable California (the loans, related tangible assets, and the rights under the Cable California Agreement). While reluctant to commit to an outright sale, the Company elected to pursue merger discussions with USAB reasoning that a stand alone Mexico project would be more readily financeable and also more likely to be appreciated as a "pure play" by the investment community, thus leading to superior equity value appreciation.

On April 23, 2002, the Company entered into a definitive merger agreement with USAB, under which the Company would merge with and into USAB, with the Company's shareholders receiving approximately .125 shares of USAB's common stock for each share of the Company's common stock. One of the conditions to the merger agreement was that USAB advance the Company up to $2,000,000 within 180 days of the date of the merger agreement. On May 3, 2002, the Company issued a promissory note to USAB in the amount of $750,000. As of June 30, 2002 USAB had advanced $500,000 to the Company under the note. In addition, after the end of the transition period USAB advanced an additional $350,000 to the Company. However, USAB did not advance the full $2,000,000 required by the merger agreement.

Under the merger agreement, the Company's obligation, and that of USAB, to proceed with the merger were each subject to various conditions. By December 2002, neither party was able to satisfactorily complete certain of the conditions necessary for the merger to close and it was abandoned. However, the Company continued in its discussions with USAB regarding a transaction of some form or other business combination.

On January 9, 2003, the Company executed an Asset Purchase Agreement with USAB to sell certain tangible and intangible assets related to Cable California's operations in Mexico. These assets included the loans and advances from the Company to Cable California and the Company's rights and obligations under the Cable California Agreement The book value of the loan receivable at the time of the transaction was $7,517,322. As consideration for the above acquisition, USAB issued 2,250,000 shares of its common stock to the Company, agreed to assume a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and reduced the outstanding principal amount of a promissory note issued by the Company to USAB from $890,276 to $500,000. The amended note was to remain collateralized by assets of the Company, including its cable television system in Tehachapi, California. USAB also paid the Company $250,000 in cash unrelated to the assumption of the liabilities. The January 9, 2003 USAB per share closing price was $1.20, giving an indicated value of the transaction for the Company of approximately $3,340,276. This transaction gave rise to a loss on sale of assets for accounting purposes for the Company of the difference between the book value of the loan receivable and the fair market value of the USAB shares on the day received of $4,177,047.

On December 16, 2003, the Company filed a complaint against USAB, its chief financial officer, Grant Miller, principal shareholders (Maroon Bells LLC, and Paul Moore individually,) and others in the Superior Court of the State of California, County of San Diego, and Central Division. USAB was served with the complaint on December 22, 2003. In the complaint, the Company alleges that USAB breached certain terms of the Asset Purchase Agreement dated January 9, 2003 (the "Asset Purchase Agreement"), among USAB, the Company, and the other parties as described above. The Company also alleges in the complaint that USAB and the other defendants made fraudulent representations, and that USAB negligently misrepresented certain information related to USAB's ability to purchase and operate its interest in Cable California. The Company alleges damages, in the aggregate, in excess of $11,250,000. The Company intends to pursue vigorously all legal avenues available to it in order to recover its damages.

On January 21, 2004, USAB filed a complaint against the Company, dcicv, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Carlos Bustamante (collectively, the "Defendants"), in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the claims set forth in the complaint arise out of or are in connection with the Asset Purchase Agreement. Subsequent to receiving shares representing 49% of the voting stock of Cable California in exchange for consideration provided for in the Asset Purchase Agreement, USAB claimed that the shares were not properly registered with the appropriate governmental authorities in Mexico as required under Mexican law. The Company and the other defendants believe that USAB's claims lack merit.

On March 19, 2004, the California courts ordered that the case be moved to Delaware courts. On July 16, 2004, all of the attorneys representing USAB resigned due to not being paid for their services.

On July 30, 2004, USAB's cross complaints were stricken due to USAB's failure to attend case management hearings, failure to replace counsel and failure to respond to an order to show cause.

Subsequently, the action in Delaware was dismissed without prejudice, as the attorneys for USAB resigned for failure to be paid by USAB.

The Company will pursue vigorously all legal avenues in order to recover damages and seek judgments against Paul Moore, Grant Miller, USAB and Maroon Bells, LLC for the total amounts of the alleged damages in excess of $11,250,000.

Five judgments totaling $806,011 have been filed against the Company. All of these judgments arose in connection with the lawsuits described above. The Company expects to resolve these judgments expeditiously.

On February 3, 2003, Las Americas Broadband was named as a defendant in Morris Diamond, et al. v. Las Americas Broadband, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiff's Las Americas Broadband stock. The Company has no record of any stock ownership for one of the plaintiffs, but does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but the plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement by Gama. We are in active settlement discussions with the plaintiffs but will defend this suit fully if it proceeds. The Company believes that it is not subject to any liability arising from this litigation.

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

	      2002		        2003
------------------------------------------------------
         High	  Low		High		Low
4th qtr	$0.001 	$0.0001		.03		.0001
3rd qtr	.005	  .0001		.20		.0001
2nd qtr	.28	  .0001		.25		.0001
1st qtr	.69	  .35		.25		.0001


As of September 30, 2004, there were approximately 700 holders of record of the Common Stock. The Company did not pay cash dividends on its Common Stock during the two years ended December 31, 2002 and December 31, 2003 and the Company does not presently intend to pay any dividends on its Common Stock.

In October, 2000, the Board of Directors of the Company authorized, and the Company currently participates in, a stock buyback program (the "Program"). Pursuant to the

Program, the Company may, from time to time, purchase up to 1,000,000 shares of its Common Stock in the open market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

The Company has sustained net losses in each of the last two fiscal years with a net loss of $ 2,971,021 in fiscal 2002 and a net loss of $4,222,512 in fiscal 2003. The Company has not recognized any significant income to date from its operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company's cash and cash equivalents amounted to $ 3,569. This was a decrease of $ 25,980 or 88% from $ 29,549 for the fiscal year ended December 31, 2002.

For the year ended December 31, 2003, the Company generated a net loss from operations of $ 4,222,512. Operating activities used cash in the amount $847,434 as follows: $148,555 for amortization of investment banking fees, $248,957 for depreciation, $2,700,000 for impairment of debt, $203,139 loss on loan advances, $40,425 gain on extinguishment of debt, $1,500 loss on write down of employee advance, and $113,352 due to changes in working capital.

Net cash provided by investing activities was $ 179,247 for fiscal 2003. The Company's primary investment activity was in non-interest bearing loans repaid from Cable California.

Financing activities provided net proceeds in the amount of $642,207: proceeds on USAB advances of $250,000, borrowing on long term debt of $357,207, and issuance of stock for $35,000 undertaken pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended (the "1933 Act"), in 2003.

During the year ended December 31, 2002, the Company had loaned and/or advanced $1,646,000 to Cable California, which represented $7,517,300 in accumulated advances as of that date (See Footnote 6 in the Notes To Consolidated Financial Statements, "loans receivable and investments").

On January 9, 2003, the Company executed an Asset Purchase Agreement with USAB to sell certain tangible and intangible assets related to Cable California's operations in Mexico. These assets included the loans and advances from the Company to Cable California and the Company's rights and obligations under the Cable California Agreement. The accumulated loans and advances to Cable California as of that date were $7,710,060, of which $4,369,784 had been reserved in 2002 and 2003 for financial statement purposes. The Company received consideration of $3,340,276 from USAB for the above acquisition as USAB
i) issued 2,250,000 shares of its common stock valued at $2,700,000 to the Company (valued on the January 9, 2003 USAB per share closing price of $1.20),
ii) reduced the outstanding principal amount of a promissory note issued by the Company to USAB by $390,276 from $890,276 to $500,000, and iii) paid the Company $250,000 in cash (See Footnote 6 in the Notes To Consolidated Financial Statements). The amended note was to remain collateralized by assets of the Company, including its cable television system in Tehachapi, California. USAB also unrelated to the assumption of the liabilities.

For financial statement accounting purposes, the Company reflected a reserve against the Advances due from Cable California to an extent that the recorded value of the advance did not exceed the consideration ultimately realized from the consummated transaction with USA Broadband described above. As such, a provision of $2,520,925 was reflected in years previous to January 1, 2002, and provisions of $1,645,720 and $203,138 were recorded for the years ending December 31, 2003 and 2002, respectively, and are included in other expense in the accompanying financial statements.

The Company reflected its investment in shares of USAB as $2,700,000, which was based upon the market price of the shares at the date of the transaction. Due to the litigation the Company has against USAB as detailed above and the fact that the share price of the stock declined to $0.00 as shares of USAB stopped trading, the shares of USAB stock received is estimated to have no value. As such, the Company recognized a loss of $2,700,000 during the year ended December 31, 2003 to reflect the permanent impairment in the value of the shares received.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. However, no assurance can be given that the Company will be successful in obtaining any additional financing. Further, there can be no assurance, even assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. The Company will not be able to satisfy its current obligations without raising additional funds through financings.

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $14,039,199 since inception, had a net loss of $4,222,512 and a negative cash flow from operations of $847,434 for the year ended December 31, 2003. The Company also has working capital and stockholders' deficiencies of $3,765,127 and $3,014,453, respectively, as of December 31, 2003. The Company's auditors have raised substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Management believes that it will secure sufficient new financing to meet the Company's obligations. The Company has an agreement with an investment consulting firm to raise it $10 million in the next year subject to filing the appropriate registration statements.

Long-term notes payable at December 31, 2003 consisted of the following:

  Note payable to Joe Medcalf - Central Cal Investments
  with interest at 10%, due on demand, secured by
  various assets.	                                     $    50,000

  Note payable to Dick Clark - Olive Enterprises with
  interest at 8%, due on demand, secured by various assets.      375,000

  Note payable to R. Chapin - All American Polymers with
  interest at 10%, due on demand, secured by various assets.     140,000

  Note payable to USA Broadband with interest at 10%, due
   on demand, secured by various assets.                         500,000
                                                              -----------
							      $1,065,000

With the exception of the USA Broadband note, Management has negotiated to convert the notes outstanding to common equity at a price to be determined when the Company's next registration statement is effective. The Company disputes the validity of the USA Broadband note, as it views its disposition in the context of the ongoing litigation between the Company and USAB.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue increased by $16,669 or 2.8% from $603,791 for fiscal 2002 to $620,460 for fiscal 2003. The increase in revenue is due to the introduction of the wireless Internet service in certain selected areas of the Company's existing cable television market.

Programming content expenses decreased by $93,183 or 28.7%, from $ 324,275 for fiscal 2002 as compared to $231,092 for fiscal 2003. The decrease in these expenses is primarily a result of changes in programming structure.

Cable operating expenses decreased by $94,288 or 27.3 %, from $346,002 for fiscal 2002 as compared to $251,714 for fiscal 2003. The decrease in cable operating expenses was the result of labor costs decreasing due to lay-offs of personnel in Mexico associated with Cable California SA de CV and the fiber engineering and construction.

General and administrative expenses increased by $245,029 or 32%, from $765,317 for fiscal 2002 to $1,010,346 for fiscal 2003. The increase in these expenses is primarily the result of increased salaries, accounting fees and legal fees, and travel and lodging fees associated with the aborted merger and subsequent asset sale transactions with USA Broadband, Inc.

The amortization of deferred investment banking services decreased by $106,113 or 41.7% from $254,668 in fiscal 2002 to $148,555 in fiscal 2003. This expense represents the final year amortization amount of a charge taken in 2001 which is being absorbed over a three year period, for a series of warrants issued for investment banking services pursuant to a three year agreement between the investment bank and the Company.

The Company recognized losses on advances to Cable California in the amount of $203,139 during fiscal 2003 as compared to $1,645,720 in fiscal 2002. Such advances are evidenced as non-interest bearing loans receivable. The loans were advanced primarily to fund operations in Mexico with respect to the joint venture with Cable California, including, but not limited to, the payment of salaries and the costs of insurance for Mexican employees.

For fiscal 2003, the Company recognized other expenses of $92,700 for interest expense, $2,700,000 for impairment of marketable securities, and $203,139 loss on loan advances. Other income consisted of $4,606 for interest income, and $40,425 for gain on extinguishment of debt.

INFLATION AND SEASONALITY

The rate of inflation was insignificant during the year ended December 31, 2003. In the past, the effects of inflation on personnel costs have been offset by the Company's ability to increase its charges for services rendered. The Company
anticipates that it will be able	 to continue to do so in the near
future. The Company continually reviews its costs in relation to the pricing of its products and services. The Company's business is not seasonal.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncement if implemented would have no effect on the financial statements of the Company.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatory redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets.
A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to by back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6. "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In January 2003 and later amended in December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "consolidated Financial Statements," as an interpretation of Accounting Research Bulletin No. 51. FIN 46R addresses consolidation by business enterprises of variable interest entities. This interpretation applies immediately to variable entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

ITEM 7.  FINANCIAL STATEMENTS

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

                 LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                       Consolidated Financial Statements
                For the Years Ending December 31, 2003 and 2002


                                                                      PAGE NO.

Report of Independent Auditor's........................................F-1

Financial Statements

CONSOLIDATED BALANCE SHEETS............................................F-2
 DECEMBER 31, 2003 AND 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 ...... .................F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.........................F-4

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.........................F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003.....................................................F-6-17

==============================================================================

Report of Independent Registered Public Accounting Firm

Board of Directors
Las Americas Broadband, Inc.

We have audited the accompanying consolidated balance sheets of Las Americas Broadband, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Las Americas Broadband, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company incurred a net loss of $4,222,512 and utilized cash from operations of $847,434 for the year ended December 31, 2003, and had a working capital deficiency of $3,765,127 and a shareholders' deficiency of $3,014,453 as of December 31, 2003 that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Weinberg & Company
Boca Raton, Florida

August 3, 2004

                 LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

	                                                        2003   	       2002
                                                             ----------     ----------
ASSETS

CURRENT ASSETS
   Cash		   	                                    $    3,569	   $    29,549
   Accounts receivable, net of allowance for
      doubtful accounts of $5,000 in 2003 and 2002	         4,541	        11,929
   Supplies						        25,000          25,000
   Employee Receivable					             -           1,500
                                                                -------       --------
TOTAL CURRENT ASSETS				                33,110	        67,978

 DEPOSIT				                         9,025	             -

NON-INTEREST BEARING LOANS RECEIVABLE    	                     -       3,340,276

DEFERRED INVESTMENT BANKING FEES	                             -         148,555

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                              741,649	       988,356
                                                                -------      ---------
						            $   783,784	   $ 4,545,165
                                                                =======      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $ 1,787,516	   $ 1,583,773
   Accounts payable to related parties                          313,441	        84,178
   Note payable due to related parties		                375,000	       375,000
   Other notes payable			                        690,000	       890,276
   Accrued interest on notes payable to related parties          53,425	        23,425
   Accrued interest on other notes payable	                150,725	        41,343
   Payroll taxes payable         	                        334,567	       310,684
   Franchise fees payable      	                                 88,363	        58,227
   Customer deposits	          	                          5,200	         5,200
	  	                                              ---------       ---------
      	TOTAL CURRENT LIABILITIES	                      3,798,237	      3,372,106
		                                              ---------       ---------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $1 par value; 5,000,000 shares
    authorized,2,250 shares issued and outstanding
    as of December 31, 2003	                                 2,250	             -
  Common stock, $.025 par value; 900,000,000 shares
    authorized, 39,634,988 and 39,634,988 shares issued
    and outstanding as of December 31, 2003 and 2002	       990,874	        990,874
  Additional paid in capital             	            11,074,986	     11,042,236
  Accumulated deficit	         	                   (14,039,199)	     (9,816,687)
  Less: common shares in treasury, at cost;
       419,425 shares in 2003 and in 2002             	    (1,043,364)	     (1,043,364)
	                                                    -----------      -----------
	Total Shareholders' Equity (Deficiency)	            (3,014,453)	      1,173,059
                                                            -----------      -----------
					                  $    783,784	    $ 4,545,165
                                                            ===========      ===========

          See accompanying notes to Consolidated Financial Statements


              LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                             2003		 2002
                                                          ----------          ----------
REVENUES				                $   620,460	    $   603,791
                                                          ---------            ---------
EXPENSES
   Programming content		                            231,092	        324,275
   Cable operating				      	    251,714	        346,002
   General and administrative	      		          1,010,346	        765,317
   Depreciation						    248,957	        248,796
   Amortization of deferred investment banking fees	    148,555	        254,668
	                                                   ---------           ---------
	TOTAL EXPENSES				          1,890,664	       1,939,058
                                                           ---------           ---------
LOSS BEFORE OTHER (INCOME) - EXPENSE	                 (1,270,204)	      (1,335,267)
                                                           ---------           ---------
OTHER (INCOME) EXPENSE
    Interest Expense		                             92,700	          64,768
    Interest & Other Income	                             (4,606)    	 (74,734)
    Impairment of marketable securities		      	  2,700,000                    -
    Loss on loan advances	                            203,139  	       1,645,720
    Loss on write off of employee advances		          -                1,500
    Gain on extinguishment of debt	                   (40,425)                    -

	TOTAL OTHER (INCOME) EXPENSE                      2,952,308            1,635,754
                                                          ---------             ---------
NET LOSS	                                       $ (4,222,512)        $ (2,971,021)
                                                          =========            =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            	         39,634,988	      39,543,322
                                                         ==========            ==========
BASIC AND DILUTED LOSS PER SHARE             	       $      (0.11)	    $      (0.07)
                                                         ==========            ==========


                See accompanying notes to Consolidated Financial Statements


                 LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                       2003	        2002
                                                                     ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss				               	          $(4,222,512)     $(2,971,021)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Amortization of deferred investment banking fees                      148,555	       254,668
Depreciation				                              248,957          248,796
Gain on extinguishment of debit		                              (40,425)               -
Impairment of marketable securities                                 2,700,000	             -
Loss on loan advances		                                      203,139	     1,645,720
Loss on write off of employee advance	                                1,500	             -
Changes in operating assets and liabilities:
   Decrease (Increase) in accounts receivable	                        7,388	       (10,490)
   (Increase) in deposits	                                       (9,025) 	             -
   (Increase) in employee receivable	       				    -	        (1,500)
   Increase in accounts payable and accrued expenses     	       84,853	     1,169,781
   Increase in franchise fee payable		        	       30,136	        29,096
	                                                              --------       ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (847,434)         365,050
                                                                      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment		                                       (2,250)		     -
Non-interest bearing loans receivable	                              181,497	    (1,677,040)
                                                                      --------       ---------
NET CASH (PROVIDED BY) USED IN INVESTING ACTIVITIES                   179,247	    (1,677,040)
                                                                      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from USA Broadband	                                      250,000	             -
Borrowings on long term debt	                                      357,207	     1,204,973
Proceeds from issuance of stock	                                       35,000	        52,000
				                                      --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             642,207	     1,257,173
                                                                      --------       ---------
NET DECREASE IN CASH	                                              (25,980)	       (54,816)
CASH, BEGINNING OF YEAR	                                               29,549	        84,365
                                                                      --------        ---------
CASH, END OF YEAR		                                  $     3,569       $   29,549
                                                                      ========        =========
SUPPLEMENTAL DISCLOSURES

 Noncash investing and financing transactions:

   Accounts payable transferred to note payable	                  $         -       $   60,303
                                                                    ==========          ======
   Loan receivable offset to accounts payable	             	  $   384,637	    $   31,320
                                                                    ==========          ======
   Note payable reclassified as accounts payable		  $   167,207
                                                                    ==========
   Note receivable exchanged for marketable securities		  $ 2,700,000
                                                                    ==========
   Reduction of note receivable in cancellation of debt	      	  $   390,276
                                                                    ==========

                     See accompanying notes to Consolidated Financial Statements


                 LAS AMERICAS BROADBAND, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     Additional
                                 Preferred            Common           Paid in     Treasury   Accumulated
                              Shares     Par      Shares     Par       Capital       Stock      Deficit       Total
                             -----------------------------------------------------------------------------------------
January 1, 2002                                39,534,988  $998,374  $10,992,536  $(1,043,364) $ (6,845,666) $4,091,880
Net proceeds from sale
   of common Stock                                100,000     2,500       49,700            -            -       52,200
Net Loss at December 31, 2002                           -         -            -            -    (2,971,021) (2,971,021)
                             -------------------------------------------------------------------------------------------
Balance, December 31, 2002                     39,634,988   990,874   11,042,236   (1,043,364)   (8,816,687)  1,173,059

Private Placement of
  Preferred Stock             2,500   $ 2,500          -         -        32,750            -             -      35,000
Net Loss                          -         -          -         -             -            -    (4,222,512) (4,222,512)
                            --------------------------------------------------------------------------------------------
December 31, 2003             2,500   $ 2,500  39,634,988  $990,874  $11,074,986  $(1,043,364) $(14,039,199) $(3,014,453)
                            =============================================================================================

                        See accompanying notes to Consolidated Financial Statements

                             LAS AMERICAS BROADBAND,INC. AND SUBSIDIARIES
                                       NOTES TO THE CONSOLIDATED
                                         FINACIAL STATEMENTES


NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Las Americas Broadband, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 8, 1991, under the name InfoAmerica, Inc. The Company changed its name to Las Americas Broadband, Inc. effective February 9, 2001.

The Company, through its wholly owned subsidiary DDD Cablevision, Inc. d/b/a/ Country Cable, operates a cable and satellite television network in Kern County, California. Country Cable serves approximately 2,000 cable television subscribers in the unincorporated areas of Kern County. The Company was issued a fifteen- (15) year Cable Television Franchise License in 1991 by Kern County. To date, the Company has installed approximately 175 miles of coaxial and feeder cable throughout the Kern County area. The Company transmits its programming with spectrum energy of 450 megahertz (MHz).

Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of Las Americas Broadband, Inc., and its four wholly owned inactive subsidiaries. All material inter- company transactions have been eliminated.

Accounts Receivable

The Company grants credit to its customers and performs ongoing credit evaluations. The Company generally does not require collateral or charge interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic and market conditions, and the age of the receivable.

Supplies

Supplies, which consist of connectors, wire, converter boxes and others, are stated at the lower of cost (average method) or market.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. Depreciation is provided using the straight line and accelerated methods over the useful lives provided by statute, including the election to expense the cost of property acquisitions in certain years. The cable system is depreciated using a composite method; therefore, no gain of loss is recognized on the disposition of components of the property and equipment.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregated of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Fair Values of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, notes payable due to related parties, other notes payable, other accrued liabilities and accrued interest. The fair value of the Company's financial instruments is approximately the carrying value of the instruments.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

                                       2003		     2002
                                   -----------            ----------
Net operating loss carryforward	    4,753,491	 	  1,668,789
	Less valuation allowance  ( 4,753,491)		 (1,668,789)
	                          ------------           -----------
			         $          -		$         -
                                  ============           ===========

The Company has provided a 100% valuation allowance, as it cannot determine that it is more likely than not that, it will realize the deferred tax assets. As of December 31, 2003, for Federal income tax purposes, the Company has approximately $13,980,857 in net operating loss carryfowards expiring through 2023. As of December 31, 2003, for State tax purposes, the Company has approximately $13,977,657 in net operating loss carryfowards expiring through 2011.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:
	                                       2003		2002
	                                      ------           ------
Tax expense at the U.S. statutory
     income tax rate			      (34.0)%	       (34.0)%
Increase in the valuation allowance	       34.0 		34.0
                                              -------          -------
Effective income tax rate			  - %	           - %
                                              =======          =======
Revenue Recognition

Revenue is recognized in the period the related services are provided to the subscribers.

Investments in Marketable Securities

The Company classifies its equity securities as available-for-sale and records such at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charges to earnings and a new cost basis for the security is established (such a charge was recorded during 2003 - See Note 6).

Loss per share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and dilutive loss per share is the same for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire 2,245,110 shares.

Business and Credit Concentrations

Concentration of credit risk with respect to accounts receivable are mitigated in part due to the larger number of customers to which the Company's services are sold. No single customer accounted for more than 10% of the total sales in 2003 or 2002.

At times, the Company had exceeded the FDIC limit of $100,000 in one banking institution. There was no uninsured amount at December 31, 2003 or 2002.

The success of the Company is largely depended on Richard Lubic, the Company's President and CEO. The loss of Mr. Lubic's service will significantly affect the Company's operations.

Delinquent Payroll and Gross Receipts Taxes

During the years ended December 31, 2003 and 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and the State of California. The liability for these taxes has been shown on the balance sheet as of December 31, 2003 and 2002. The Company has started negotiations with both the Internal Revenue Service and the State of California to establish payment plans and expects to payoff the entire amount of taxes owed.

NOTE 2:	RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncement if implemented would have no effect on the financial statements of the Company.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatory redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets.
A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to by back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6. "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003 and later amended in December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "consolidated Financial Statements," as an interpretation of Accounting Research Bulletin No. 51. FIN 46R addresses consolidation by business enterprises of variable interest entities. This interpretation applies immediately to variable entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

NOTE 3:	RELATED PARTY TRANSACTION

A major shareholder provides management services to the Company under a management contract (see note 11). The charges for such management services amounted to $273,757 and $166,638 for December 31, 2003 and 2002, respectively. The Company also reimbursed this individual $55,582 and $15,079 during the years ended December 31, 2003 and 2002 respectively, for travel and other costs

The related party note payable consists of an 8% per annum promissory note due and payable on demand. The balance at December 31, 2003 and 2002 amounted to $375,000 (see Note 9). Accrued interest on the related party note amounted to $53,425 and $23,425 for December 31, 2003 and 2002, respectively.

Accounts payable includes $313,411 and $99,188 at December 31, 2003 and 2002, respectively, payable to the Chief Executive Officer for amounts due udner his management contract.

NOTE 4:	SHAREHOLDERS' EQUITY(DEFICENCY)

In prior years, the Company issued warrants to individuals for services, investment-banking fees or as part of an equity issuance. No warrants were issued for the years ended December 31, 2003 and 2002. The following table summarizes information concerning all currently outstanding and exercisable warrants as of December 31, 2003:


		Warrants Outstanding			       Warrants
					      Remaining       Exercisable
Exercise		 Number		     Contractual        Number
 Prices	              Outstanding	    Life (years)     exercisable
----------             -----------         --------------    -----------
$   0.50		300,000			1.50		 300,000
    2.00		150,000			1.50		 150,000
    2.00		150,000			1.50		 150,000
    2.00		 25,000			1.50		  25,000
    0.50		  5,000			1.50		   5,000
    2.00		 75,000			1.50		  75,000
    0.02		100,000			1.50		 100,000
    0.02		100,000			1.83		 100,000
    4.50		200,000			1.59		 200,000
    4.50		200,000			1.59		 200,000
    0.02		 40,000			9.33		  40,000
    0.02		 20,000			9.33		  20,000
    0.02		440,000			9.33		 440,000
    2.00		135,000			2.59		 135,000
    2.00		 72,500			2.59		  72,500
    2.00		 72,500			2.59		  72,500
    2.00		 45,110			2.59		  45,110
    2.00		 50,000			2.59		  50,000
    2.00		 25,000			2.59		  25,000
    2.00		 25,000			2.59		  25,000
    2.00		 10,000			2.59	          10,000
    2.00	          5,000			2.59               5,000
                      ---------                                ---------
		      2,245,110			               2,245,110

In December 2002, the Company consummated a private placement of 100,000 shares of common stock. The shares of common stock were sold at a price of $0.60 per share and the aggregate price of $60,000. The Company also paid $7,800 of finder's fees and closing costs in connection with the private placement, resulting in net proceeds to the Company of $52,200.

In November 2003, the Company consummated a private placement of 2,250 shares of Preferred Stock at a purchase price of $20.00 per share, for an offering price of $45,000. The Company received net proceeds of $35,000 after closing costs and finders' fees.

NOTE 5:	PROPERTY AND EQUIPMENT

Fixed assets as of December 31, 2003 and 2002 consisted of the following:

				    2003		   2002
				 ---------               ---------
Cable system			$3,541,276		$3,541,276
Computer			    79,370		    77,120
Vehicles			    86,989		    86,989
Office Furniture		    62,374		    62,374
                                 ---------               ---------
     		  	Total	 3,770,009		 3,767,759

Accumulated Depreciation	 3,028,360		 2,779,403
                                 ---------               ---------
     			Net	$  741,649		$  988,356
     			         =========               =========

For the years ended December 31, 2003 and 2002, depreciation expense was $248,957 and $248,796, respectively.

NOTE 6:	LOANS RECEIVABLE AND INVESTMENTS

Since the mid 1990's, the Company and Dick Clark International Cable Ventures ("DCICV") had been developing the idea of building a hybrid fiber coaxial cable state of the art high speed network for the fast growing border region of Mexico at Tijuana (DCICV is a related party to the Company, as its two shareholders are Board members and significant shareholders of the Company). Mexican regulation prohibited DCICV from obtaining a concession in its own name, as the law designated Mexican citizens as the only legal concession holders. DCICV formed Cable California S.A. de C.V. (an entity organized under the United Mexican states) ("Cable California") with Tijuana businessman Carlos Bustamante, who received 51% of the shares.

As a Mexican citizen majority owned entity Cable California was granted the concession. In 1995, Cable California obtained a 30 year advanced telecommunications broadband concession from the Mexican government to construct and operate one of Latin America's largest fiber optic networks. In 1999, the Company entered into a management agreement with Cable California to develop and operate it, and initiated a series of loans and advances to it. The Company's original objective was to manage and fund the development of the project in its early stage until the project could obtain investment capital independently. At that point, the Company intended to convert its loans and advances into equity on pari passu or superior terms to that of the new investment capital and continue to manage and operate the company.

By early 2001, the regulatory environment in Mexico had changed sufficiently to encourage the Company to consider ways in which it could achieve majority economic control of the ownership of Cable California. Throughout 2001, the Company worked to structure a transaction that would allow it to acquire Mr. Bustamante's shares without jeopardizing its concessions. The Company had continued to manage the development of the project, and by December 31, 2001 had loaned and/or advanced $5,861,000 to Cable California.

After Cable California had installed its first 50 miles of fiber and activated its first cable subscribers in April of 2002, USA Broadband, Inc. ("USAB") made an offer to purchase the Company's interest in Cable California. On April 23, 2002, the Company entered into a definitive merger agreement with USAB, under which the Company would merge with and into USAB, with the Company's shareholders receiving approximately 125 shares of USAB's common stock for each share of the Company's common stock. One of the conditions to the merger agreement was that USAB advance the Company up to $2,000,000 within 180 days of the date of the merger agreement. On May 3, 2002, the Company issued a promissory note to USAB in the amount of $750,000. As Of December 31, 2002, USAB had advanced $850,000 to the Company under the note. However, USAB did not advance the full $2,000,000 required.

Under the merger agreement, the Company's obligation and that of USAB, to proceed with the merger were each subject to various conditions. By December 2002, neither party could agree to satisfactory completion of certain of the conditions necessary for the merger to close and it was abandoned. However, the Company continued in its discussions with USAB regarding a transaction of some form or other business combination.

During the year ended December 31, 2002, the Company had loaned and/or advanced an additional $1,646,000 to Cable California, which represented $7,517,300 in accumulated advances on a gross basis as of that date.

On January 9, 2003, the Company executed as Asset Purchase Agreement with USAB to sell certain tangible and intangible assets related to Cable California's operations in Mexico (see Note 11). These assets included the loans and advances from the Company to Cable California and the Company's rights and obligations under the Cable California Agreement. The accumulated loans and advances to Cable California as of that date were $7,710,060, of which $4,369,784 had been reserved in 2003 and 2002 for financial statement purposes. The Company received consideration aggregating $3,340,276 from USAB for the above acquisition as USAB; i) issued 2,250,000 shares of its common stock valued at $2,700,000 by the Company (valued on the January 9, 2003 USAB per share closing price of $1.20), ii) reduced the outstanding principal amount of a promissory note and accrued interest issued by the Company to USAB by $390,276 from $890,276 to $500,000 (see Note 9), and iii) paid the Company $250,000 in cash. The amended note was to remain collateralized by assets of the Company, including its cable television system in Tehachapi, California.

For financial statement accounting purposes, the Company reflected a reserve against the loans due from Cable California to an extent that the recorded value of the advance did not exceed the consideration ultimately realized from the consummated transaction with USA Broadband described above. As such, a provision of $2,520,925 was reflected in years previous to January 1, 2002, and provisions of $1,645,720 and $203,138 were recorded for the years ending December 31, 2003 and 2002, respectively, and are included in other expense in the accompanying financial statements.

The Company recorded its investment in the shares of USAB at $2,700,00, which was based upon the market price of the shares at the date of the transaction. Due to the litigation the Company has against USAB as detailed in note 11 to these financial statements and that the share price of the stock declined to $0.00 as shares of USAB stopped trading, the shares of USAB stock is estimated to have no value as of December 31, 2003. As such, the Company recognized a loss of $2,700,000 during the year ended December 31, 2003 to reflect the permanent impairment in the value of the shares received.

NOTE 7:	DEFFERED INVESTMENT BANKING FEES

In July 2000, the Company entered a three-year agreement with Hampton-Porter, Investment Bankers, a California LLC, ("Hampton") whereby Hampton will provide investment banking services to the Company (the "Investment Banking Agreement"). In consideration, the Company issued to Hampton warrants to purchase 600,000 shares of the Company's common stock in 200,000 increments at prices of $2.50, $3.50, and $4.50, respectively, which subsequently were cancelled. The value of the warrants was determined to be $764,000 using Black-Sholes option-priced model. This amount was capitalized as deferred investment banking fees to be amortized over the three-year term of the Investment Banking Agreement. At December 31, 2003 and 2002, the unamortized portion of the capitalized deferred banking services was $0 and $148,555, respectively.

NOTE 8:	FRANCHISE FEES

In August 1990, the Company obtained a CATV franchise from Kern County. The franchise terminates on September 30, 2005 however it is renewable for an additional 15-year term. In relation to this franchise, Kern County requires the Company to remit 5% of service revenues within three months after the year-end. The franchise fee accrued, as of December 31, 2003 and 2002 was $83,363 and $58,227. The franchise fee paid for years ended December 31, 2003 and 2002 was $30,406 and $29,096, respectively.

The County of Kern has expressed its concern regarding past due payments of franchise fees and has stated that if not paid, the County Board of Supervisors could take action.



 NOTE 9:	NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consisted of the following:

                                                       2003             2002
                                                    ----------       ----------
Note payable to Joe Medcalf-Central Cal Invest-
ments with interest at 10%, due on demand,
secured by various assets.			   $   50,000	    $         -

Note payable to Dick Clark-Olive Enterprises
with interest at 8%, due on demand, secured
by various assets (Related Party -
see Note 3).					      375,000	        375,000

Note payable to R. Chapin-All American
Polymers with interest at 10%, due on
demand, secured by various assets.		      140,000	              -

Note payable to USA Broadband with
interest at 10%, due on demand, secured by
various assets (See Note 6)       		      500,000	        890,276
                                                    ---------         ---------
						   $1,065,000	     $1,265,276
						    =========         =========

NOTE 10:	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $14,039,199 since inception and had a net loss of $4,222,512 and a negative cash flow from operations of $847,434 for the year ended December 31, 2003. The Company also has working capital and shareholders' deficiencies of $3,765,127 and $3,014,453, respectively, as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, is would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management anticipates that it will begin to recognize greater revenue during 2004, but it cannot predict the actual timing or amount of such revenues.

NOTE 11:	COMMITMENTS AND CONTINGENCIES:

	LITIGATION

As a general matter, we are subject to various legal proceedings, claims, and litigation that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

On December 19, 2000, the Company and Technical Services Broadband Inc., a California corporation ("TSBI"), signed an Agreement and Plan of Merger, following which TSBI would become a wholly owned subsidiary of the Company (the "TSBI Agreement"). The transactions contemplated by the TSBI Agreement were consummated on January 2, 2001. Later in 2001, in light of the downturn in the current economic environment that affected those businesses that require the services provided by TSBI, the Company determined it was in its best interests to discontinue TSBI's operations. TSBI's management has disputed its termination because of this discontinuance. The Company has negotiated a provisional settlement with the principal.

On February 3, 2003, Las Americas Broadband was named as a defendant in Morris Diamond, et al. v. Las Americas Broadband, New York Supreme Court, Monroe County Case No. 1204/03. In the Diamond case, plaintiffs allege that the Company wrongfully withheld the issuance and delivery of plaintiff's Las Americas Broadband stock. The Company has no record of any stock ownership for one of the plaintiffs, but does not dispute the stock ownership of the other plaintiffs. However, the transfer agent's records show that certificates representing those shares were delivered to plaintiffs, but the plaintiffs claim that they do not have them and are seeking to have them re-issued free of any restrictive legends. Plaintiffs claim that they acquired "free-trading" shares in a private placement. The Company is in active settlement discussions with the plaintiffs but will defend this suit fully if it proceeds. The Company believes that it is not subject to any liability arising from this litigation.

On December 16, 2003, the Company filed a complaint against USAB, its chief financial officer, Grant Miller, principal shareholders (Maroon Bells LLC, and Paul Moore individually,) and others in the Superior Court of the State of California, County of San Diego, and Central Division. In the complaint, the Company alleges that USAB breached certain terms of the Asset Purchase Agreement dated January 9, 2003 (the "Asset Purchase Agreement"), among USAB, Las Americas Broadband, dcicv, Cable California, and Carlos Bustamante Sr. The Company also alleges in the complaint that USAB and the other defendants made fraudulent representations, and that USAB negligently misrepresented certain information related to USAB's ability to purchase and operate its interest in Cable California. The Company alleges damages, in the aggregate, in excess of $11,250,000, and intends to pursue vigorously all legal avenues available to it in order to recover its damages.

On January 21, 2004, USAB filed a complain against dcicv, Las American Broadband, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Carlos Bustamante (collectively, the "Defendants"), in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the claims set forth in the complaint arise out of or in connection with the Asset Purchase Agreement dated January 9, 2003 among USAB, dcicv, Las Americas Broadband, Cable California and Carlos Bustamante Sr. Subsequent to receiving shares representing 49% of the voting stock of Cable California in exchange for consideration provided, USAB claims that the shares were not properly registered by dcicv the appropriate governmental authorities in Mexico as required under Mexican law. USAB further claims it has been unable to effectuate the registration of the shares through discussions with the parties to the Asset Purchase Agreement. USAB has not received shares representing 90% of the economic interest in Cable California. In its complaint, USAB alleges, among other things, that each of the Defendants committed common law fraud and acted in bad faith as it relates to representations and warranties regarding both the unqualified interest in the 49% of the voting stock of the Mexican trust as well as the Asset Purchase Agreement.

On March 19, 2004, the California courts rendered all of USAB's allegations for the case to be moved to Delaware as an unlawful act and ordered USAB, Paul Moore, Grant Miller and Maroon Bells, LLC into court in San Diego.

On July 16, 2004, all attorneys representing USAB resigned due to not being paid for their services.

On July 30, 2004, USAB's cross complaints were thrown out of court due to USAB's failure to attend case management hearings, failure to replace counsel and failure to respond to an order to show cause. In effect, USAB, Paul Moore, Grant Miller, and Maroon Bells LLC have no status in the California courts. The Company will pursue vigorously all legal avenues in order to recover damages and seek judgments against Paul Moore, Grant Miller, USAB and Maroon Bells, LLC for the total amounts of the alleged damages in excess of $11,250,000. Management is uncertain as to the timing or final amount of the actual judgement to be received but it intends to pursue all its alternatives vigorously.

Five judgments totaling $806,011 have been filed against the Company. All of these judgments arose in connection with the lawsuits described above and are accounted for as liabilities of the Company in its financial statements. The Company expects to resolve these judgments expeditiously.

OPERATING LEASES

The Company leases the head-end tower and microwave receiver sites under short-term operating lease agreements. Total rent expense for the site rentals amounted to $18,831 and $24,918 for the years ended December 31, 2003 and 2002, respectively.

The Company leases computers, automotive equipment and office equipment under operating lease, expiring at various dates through 2006. Minimum lease payments under such leases are as follows:

Year Ending December 31,	 Amount
------------------------        --------
2004	                        $134,745
2005	                          92,722
2006	                          39,886
                                 -------
Total                           $267,353

Total lease expense for computers, automotive equipment and office equipment amounted to $20,312 and $102,300 for the years ended December 31, 2003 and 2002 respectively.

MANAGEMENT CONTRACT

An employment agreement was entered into by and between Richard G. Lubic and the Company on January 1, 2000. The Company agreed to employ the Executive as the President and Chief Executive Officer of the Company for a term of five years, commencing on January 1, 2000 and terminating on December 31, 2004.

NOTE 12:	GAIN ON EXTINGUISHMENT OF DEBIT

The $40,425 gain from extinguishment of debit, for the year ended December 31, 2003, consisted of $27,925 from the cancellation of a vehicle lease and $12,500 from the write off of old invoices.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Hollander, Lumer & Co. LLP ("HLC") was the independent accounting firm for the Company for the fiscal year ended December 31, 1999. Effective February 16, 2000, HLC merged with the accounting firm of Good Swartz Brown & Berns LLP ("GSBB"), as a result of which GSBB became the successor entity to HLC. As a result of this merger, GSBB subsequently acquired most of the accounting practice of HLC and became the independent accountants for the Company effective March 29, 2000. Prior to GSBB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GSBB regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined in Item 304(a)(1)(iv) of Regulation S-B.

HLC audited the Company's financial statements for the fiscal year ended December 31, 1999. HLC's reports for this fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from January 1, 1999 to December 31, 1999 and the period from January 1, 2000 to March 23, 2001 there were no disagreements with HLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under
Item 304 (a) (i) (iv)(B) of Regulation S-B during such periods.

Effective January 13, 2003, the Company retained the accounting firm of Weinberg & Company, P.A. ("Weinberg") and terminated GSBB as its independent accountants. The Company changed accounting firms as a result of one of GSBB's partners leaving GSBB and joining Weinberg. The retention of Weinberg and the termination of GSBB were approved by the Company's Board of Directors.

Prior to Weinberg becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Weinberg regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision on an accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event as defined at Item 304(a)(1)(iv) of Regulation S-B.

GSBB audited the Company's consolidated financial statements for the fiscal year ended December 31, 2000. GSBB's report for this fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. During the period from March 23, 2001 to January 13, 2003, there were no disagreements with GSBB any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GSBB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements. In addition, there were no such events as described under
Item 304(a)(1)(iv)(B) of Regulation S-B during such periods. The Company has not filed a Form 8K for change in auditors.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the President concluded that those disclosure controls and procedures are inadequate to ensure that information required to be disclosed in the reports that was filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

The President has developed a plan to ensure that all information will be disclosed on a timely basis. This plan is dependent on securing new funding for the Company. The Company will need to raise additional capital in the future. Management expects to raise these additional funds through the sale of equity and debt securities. If the Company cannot raise the additional funds through these options on acceptable terms or with the necessary timing, the Company may cease operations.

There was no change in internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any person who owns more than 10% of any class of the Company's equity securities registered under the 1933 Act (a "10% Owner"), to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission, and if such securities are registered on a national securities exchange, also with such exchange, and to furnish the Company with copies of such reports. To the Company's knowledge, all Section 16(a) filing requirements applicable to such officers, directors and 10% owners during the year ended December 31, 2003 have been satisfied.

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

NAME                            AGE       POSITION
----                            ---       --------
Richard W. Clark                 74       Chairman of the Board of Directors,
                                          and a Director

Richard G. Lubic                 65       Chief Executive Officer, President,
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

COMMITTEES None.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer of the Company and for each other executive officer of the Company whose compensation exceeded $100,000 in the year ended December 31, 2003 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years.



                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation            Long Term Compensation
                                                 ---------------------------- ----------------------------------
                                                                                 Awards(1)         Payouts
                                                                   Other         ------            -------
Name and                                                          Annual        Securities           All
Principal                                                         Compen-       Underlying          Other
Position                              Year        Salary(2)     sation (2)     Options/SARs      Compensation
--------                              ----        ------        ----------     ------------      ------------
Richard G. Lubic, Chief               2001         $180,000         --              ---              ---
Executive Officer, President          2000          $90,000         --              ---               --
and Secretary                         1999          $90,000         --              ---               --


(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 2001, 2002 or 2003.

(2) As to each individual named, the aggregate amounts of perquisites and personal benefits not included in the Summary Compensation Table did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such individual.

STOCK OPTIONS

There were no stock options or stock appreciation rights granted to, or exercised by the Named Executive Officers, during the year ended December 31, 2002 and no stock appreciation rights were outstanding at December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30 2004, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Executive Officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:



                   Name and                                 Nature of
                  Address of                                Beneficial              Percent of
               Beneficial Owner                              Owner(1)                  Class
------------------------------------------------ --------------------------------- --------------
Richard W. Clark                                           13,834,000(2)                 34.9%
c/o Dick Clark Productions, Inc.
3003 West Olive Avenue
Burbank, CA 91505-4590
------------------------------------------------ --------------------------------- --------------
Richard G. Lubic
c/o Las Americas Broadband, Inc.
20031 Valley Boulevard
Tehachapi, CA 93561                                         2,766,800                     7.0%
------------------------------------------------ --------------------------------- --------------
All executive officers, directors and nominee              15,607,485                    46.4%
director as a group (2 persons)


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both the Company and dcicv are controlled by Mr. Clark and Mr. Lubic.

Mr. Lubic provides management services to the Company under a management contract. The charges for such management services amounted to $273,757 and $166,638 for December 31, 2003 and 2002, respectively. The Company also reimbursed Mr. Lubic $55,582.12 and $15,079.54 during the years ended December 31, 2003 and 2002 respectively, for travel and other costs.

The note payable to Mr. Clark consists of an 8% per annum promissory note due and payable on demand. The balance at December 31, 2003 and 2002 amounted to $375,000. Accrued interest on the note amounted to $53,425 and $23,425 for December 31, 2003 and 2002, respectively.

Accounts payable included $313,411 and $99,188 at December 31, 2003 and 2002 respectively payable to Mr. Lubic.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are required by Item 601 of Regulation S-B.

10.1 Cable California - dcicv - LABN agreement Sept. 2002

10.2 USAB - LABN Asset Purchase agreement Jan 2003

31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13(a)-15(e) or Rule 15d-15(e).

32.1 Certification by the Chief Executive Officer and Principal Accounting
	 Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years were $45,800 for fiscal year 2002 and $67,355 for fiscal year 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

LAS AMERICAS BROADBAND, INC.

Date: November 17, 2004                  By: /s/ Richard G. Lubic
                                        -------------------------
                                        Name: Richard G. Lubic
                                        Title: Chief Executive Officer,
                                               President and Principal
                                               Accounting Officer